Form 10-K405
period 1999-12-31
WORLDWIDE FLIGHT SERVICES INC; WORLDWIDE FLIGHT FINANCE CO; WORLDWIDE FLIGHT SECURITY SERVICE CORP; MIAMI AIRCRAFT SUPPORT INC; MIAMI INTERNATIONAL AIRPORT CARGO FACILITIES & SERVICES INC; INTERNATIONAL ENTERPRISES GROUP INC; AEROLINK INTERNATIONAL LP; AEROLINK MAINTAINANCE INC; AEROLINK MANAGEMENT INC; AEROLINK INTERNATIONAL INC
filed 2000-03-30
CIK 1095855, 1096001, 1096002, 1096003, 1096004, 1096005, 1096007, 1096009, 1096010, 1096011

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL PERIOD ENDED DECEMBER 31, 1999

                                       OR
              [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO
                           COMMISSION FILE NUMBER 333-

                         WORLDWIDE FLIGHT SERVICES, INC.

             (Exact Name of Registrant as specified in its charter)


           DELAWARE                                     75-1932711
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  1001 West Euless Boulevard
           Suite 320
      Euless, Texas 76040

(Address of principal executive offices)


       Registrant's telephone number, including area code: (817) 665-3200

                      ------------------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

                      ------------------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] or No [x]. The Registrant became subject to reporting requirements under the Securities Exchange Act of 1934 on February 4, 2000, the date its S-4 Registration Statement was declared effective by the SEC, and as such was not subject to any reporting requirements under the Securities Exchange Act of 1934 prior to this filing.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. [X]

         1,000 shares of common stock, par value $.01 per share ("Common Stock") of the registrant is held by affiliates. No shares of Common Stock are held by non-affiliates.

         As of December 31, 1999, the Registrant had outstanding 1,000 shares of voting Common Stock and no shares of non-voting Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                 CO-REGISTRANTS



       EXACT NAME OF               STATE OR OTHER      PRIMARY STANDARD
     CO-REGISTRANT AS              JURISDICTION OF        INDUSTRIAL
     SPECIFIED IN ITS             INCORPORATION OR    CLASSIFICATION CODE         I.R.S. EMPLOYER
         CHARTER                    ORGANIZATION            NUMBER             IDENTIFICATION NUMBER
----------------------------      ----------------    -------------------      ---------------------
Worldwide Flight Finance              Delaware               4581                   75-2533058
Company

Worldwide Flight Security             Delaware               4581                   75-2276559
Service Corporation


Miami International                   Florida                4581                   59-2550848
Airport Cargo Facilities &
Services, Inc.

International Enterprises             Florida                4581                   65-0117574
Group, Inc.

Miami Aircraft Support,               Delaware               4581                   59-2096579
Inc.

Aerolink International, Inc.          Pennsylvania           4581                   25-1559013

Aerolink Maintenance, Inc.            Pennsylvania           4581                   25-1579442

Aerolink Management, Inc.             Pennsylvania           4581                   25-1824429

Aerolink International, L.P.          Pennsylvania           4581                   25-6449621

                                TABLE OF CONTENTS

                                                                                              Page
                                                                                              ----
ITEM 1.        BUSINESS.......................................................................  2

ITEM 2.        PROPERTIES..................................................................... 13

ITEM 3.        LEGAL PROCEEDINGS.............................................................. 14

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................ 14

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS............................................................ 14

ITEM 6.        SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA................................ 15

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS ..................................................... 17

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
               RISK........................................................................... 26

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................... 27

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE............................................ 27

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS............................................... 28

ITEM 11.       EXECUTIVE COMPENSATION......................................................... 31

ITEM 12.       SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT......................... 35

ITEM 13.       RELATED PARTY TRANSACTIONS..................................................... 37

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 10-K...................................................................... 38

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This annual report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The words "believe," "estimate," "anticipate," "project," "intend," "expect" and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve some risks and uncertainties. In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur. Factors that may cause actual results or events to differ materially from those contemplated by the forward-looking statements include, among other things, the following possibilities:

         o        future revenues are lower than expected;

         o increase in payroll costs and/or shortage of an adequate base of employees;

         o        loss of significant customers through bankruptcy;

         o increase in debt levels beyond our ability to support repayment;

         o costs or difficulties relating to the integration of businesses that we acquire are greater than expected;

         o expected cost savings from our acquisitions are not fully realized or realized within the expected time frame;

         o        competitive pressures in the industry increase;

         o general economic conditions or conditions affecting the airline industry, whether internationally, nationally or in the states in which we do business, are less favorable than expected;

         o changes in the interest rate environment generally; and o conditions in the securities markets are less favorable than expected.

         You are cautioned not to place undue reliance on forward-looking statements contained in this report as these speak only as of its date. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.           BUSINESS

         Unless the context otherwise indicates:

         o "We," "our," "us" refer to Worldwide Flight Services, Inc. and its subsidiaries on a pro forma combined basis after giving effect to the acquisitions of Miami Aircraft Support, Inc. and its subsidiaries, which are collectively referred to in this report as "Miami Aircraft Support," and Aerolink International, Inc. and its affiliates, which are collectively referred to in this report as "Aerolink"; and

         o "Worldwide" refers to Worldwide Flight Services, Inc. and its subsidiaries without giving effect to the acquisitions of Miami Aircraft Support and Aerolink.

         Worldwide Flight Services, Inc., a Delaware corporation, was incorporated on December 12, 1983 as AMR Services Corporation, a subsidiary of AMR Corporation. Prior to its incorporation, it was a division of AMR Global Services group. Since its inception, Worldwide has provided ground services to air cargo and passenger airlines.

         On March 31, 1999, our parent, WFS Holdings, Inc., which is owned by Castle Harlan Partners III, L.P., its affiliates and some members of Worldwide's management, acquired Worldwide from AMR Corporation. After our acquisition, we changed our name from AMR Services Corporation to Worldwide Flight Services, Inc.

         On August 12, 1999, we privately issued $130.0 million of 12 1/4% senior notes due 2007, Series A and subsequently exchanged those notes for $130.0 million of 12 1/4% senior notes due 2007, Series B, which we registered with the SEC. We completed the exchange of those notes on March 9, 2000.

         On August 12, 1999, with a portion of the funds raised in the note offering, we purchased all of the stock of Miami Aircraft Support for approximately $63.0 million. On August 23, 1999, we purchased all of the stock of Aerolink for approximately $5.9 million plus an earn-out of a maximum of $1.0 million.

         We are one of the world's leading independent providers of aviation services to air cargo and passenger airlines. Our services include cargo handling and ramp, passenger and technical services. We provide services for over 300 customers, including American Airlines, British Airways, Cathay Pacific, Continental Airlines, Delta Air Lines, DHL, Emery Worldwide, Korean Air Lines, Nippon Cargo Airlines and UPS. We currently service our customers at 89 airports, including 25 of the 30 busiest U.S. airports and five of the 10 busiest European airports, each based on 1998 annual arrivals and departures. We employ approximately 10,400 employees in North America, the Caribbean, Europe and Hong Kong.

         We have experienced steady revenue growth by providing dependable and cost effective service in the commercial aviation market that has experienced nearly uninterrupted growth in annual departures, revenue passenger miles and air cargo ton miles. Worldwide's revenues grew from $72.0 million in 1989 to $229.7 million in 1998, representing a compounded annual growth rate of 13.8%. On August 12, 1999, Worldwide purchased all of the stock of Miami Aircraft Support, one of the largest independent providers of express air cargo handling services in the United States. Miami Aircraft Support's revenues grew from $24.8 million in 1994 to $56.4 million in 1998, representing a compounded annual growth rate of 22.7%. On August 23, 1999, Worldwide purchased all of the stock of Aerolink International, Inc., a provider of cargo warehousing services for commercial air carriers. Aerolink revenues grew from $5.8 million in 1994 to $11.8 million in 1998, representing a compounded annual growth rate of 19.6%.

         On a pro forma basis for the twelve months ended December 31, 1999, we generated revenues and EBITDA of $322.9 million and $25.2 million, respectively. EBITDA for any period is calculated as the sum of net income (loss), adjusted for the following to the extent deducted in calculating net income (loss): (1) interest expense (income), (2) income tax expense, (3) depreciation expense and
(4) amortization expense. We consider EBITDA to be a widely accepted financial indicator of a company's ability to service debt, fund capital expenditures and expand its business; however, EBITDA is not calculated in the same way by all companies and is neither a measurement required, nor represents cash flow from operations as defined, by generally accepted accounting principles. EBITDA should not be considered by you as an alternative to net income (loss), as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity.

SERVICES

         Our ground services consist of:

         o        cargo handling;

         o        ramp services;

         o        passenger services; and

         o        technical services.

         Cargo Handling. Cargo handling is our largest line of business. We generate much of our cargo handling revenue by charging fees to load and unload cargo onto and from cargo aircraft. Through the acquisition of Miami Aircraft Support, we are one of the largest providers of services for express air cargo carriers that deliver time sensitive parcels, mail and other cargo. We also handle various types of cargo items, including perishables, electronic equipment, valuable or fragile merchandise and bulk items for other air carrier customers.

         For selected customers, we also manage warehouse facilities. For inbound flights, we transport freight to a warehouse, remove it from the pallet or container and process the shipment and delivery orders. For outbound flights, we handle cargo shipment receiving, processing and aircraft loading.

         We provide cargo handling services at approximately 50 U.S. airports. We principally provide these services in the United States at John F. Kennedy International Airport in

New York, Dallas-Fort Worth International Airport and Miami International Airport. In France, we are a leading provider of cargo handling services, with operations at six airports. We also provide cargo handling services at four other European markets.

         We believe that we are one of the few ground service providers that has brought its services to a new standard of quality by obtaining ISO 9002 certification at John F. Kennedy airport in New York and Charles de Gaulle and Orly airports in Paris, which are key domestic and international airports. ISO 9002 certification is important to our customers because it demonstrates formal recognition of our quality control procedures. Currently we intend to pursue this certification in additional locations.

         Ramp Services. Ramp services include the following services for passenger airlines:

         o        guiding the aircraft to and from the gate;

         o        loading and unloading baggage and freight;

         o        cabin cleaning; and

         o providing heating, air conditioning, lavatory and water services.

         Ramp services are critical to every airline. This is because airlines only have a short period of time between arrival and departure to prepare an aircraft for new passengers. Without experienced ramp crews and well-maintained equipment, a flight may be delayed and customers may become dissatisfied. An experienced ramp crew helps ensure that an aircraft departs on schedule.

         Passenger Services. Passenger services, which are provided to passenger airlines, include the following:

         o        checking passengers' baggage at curbside;

         o providing ticket counter service, which includes helping passengers to check baggage, receive boarding passes, purchase tickets, check documentation and receive flight-related information;

         o        staffing airline lounges;

         o providing departure gate services and managing the ticket-taking process;

         o assisting with passengers' baggage-related problems such as damage, theft or mishandled bags; and

         o        providing wheelchair assistance.

         We customize passenger services to meet the particular needs of an airline. For example, at the airports where we provide passenger services to American Airlines, our employees who provide these services wear the same uniforms as American Airlines employees and are trained to their standards. For our foreign airline customers, we frequently provide employees who are fluent in the language of the airline's home country. Passenger services customers provide individualized specifications regarding the number of employees who must be available for the handling of a given flight.

         Our approximately 77 customers for these services include American Airlines, for which we provide passenger services at approximately 50 airports, foreign airlines such as Korean Air Lines and Japan Airlines, and smaller and start-up airlines, such as Westjet and Spirit Airlines.

         Technical Services.  Technical services include the following:

         o preventive maintenance and mechanical support for jet bridges and ground equipment;

         o freight management, including brokering freight for both airline and non-airline customers;

         o        aircraft fueling and managing airport fuel storage facilities;
                  and

         o        aircraft de-icing.

         Because we already have a presence at 89 airports and our equipment and personnel are already in place, we believe that we are able to provide these additional services for customers at these airports upon short notice and in an efficient manner.

         Pricing of our Services. We do not have a single price structure for our services. We price our services based on the following:

         o        the specific services requested by the customer;

         o        the projected volume of services requested;

         o        the location where these services are to be performed; and

         o the costs associated with providing these services, including the cost of labor.

AIRPORT LOCATIONS

         We provide services at the airports indicated below.


UNITED STATES                            Los Angeles, CA                          Tucson, AZ
Atlanta, GA                              Louisville, KY                           Vail, CO
Baltimore, MD                            Mather AFB, CA                           Washington(Dulles), DC
Boston, MA                               Maui, HI                                 Washington(National), DC
Bradley, CT                              Memphis, TN                              West Palm Beach, FL
Buffalo, NY                              Miami, FL                                White Plains, NY
Burbank, CA                              Newburgh, NY
Charlotte, NC                            New York(JFK), NY                        CANADA
Chicago, IL                              New York(LaGuardia), NY                  Halifax, Nova Scotia
Cincinnati, OH                           Newark, NJ                               Montreal,(Dorval), Quebec
Cleveland, OH                            Norfolk, VA                              Montreal,(Mirabel), Quebec
Colorado Springs, CO                     Oakland, CA                              Toronto, Ontario
Columbus, OH                             Oklahoma City, OK
Dallas/Ft. Worth, TX                     Omaha, NB
Dayton, OH                               Ontario, CA                              CARIBBEAN
Denver, CO                               Orange County, CA                        Kingston, Jamaica
Detroit, MI                              Philadelphia, PA                         Montego Bay, Jamaica
Ft. Lauderdale, FL                       Pittsburgh, PA                           St. Croix, Virgin Islands
Ft. Myers, FL                            Portsmouth, NH                           St. Thomas, Virgin Islands
Greensboro, NC                           Providence, RI
Greenville/Spartanburg, SC               Raleigh/Durham, NC                       EUROPE
Gunnison, CO                             Reno, NV                                 Brussels, Belgium
Harrisburg, PA                           Richmond, VA                             Frankfurt, Germany
Hayden, CO                               Sacramento, CA                           Lille, France
Honolulu, HI                             Salt Lake City, UT                       London(Heathrow), England
Houston, TX                              San Antonio, TX                          Lyon, France
Islip, NY                                San Francisco, CA                        Madrid, Spain
Jackson Hole, WY                         San Jose, CA                             Marseilles, France
Jackson, MS                              San Juan, Puerto Rico                    Paris(Charles de Gaulle), France
Jacksonville, FL                         Seattle, WA                              Paris(Orly), France
Kona, HI                                 Spokane, WA                              Toulouse, France
Las Vegas, NV                            St. Petersburg, FL
Lihue, HI                                                                         ASIA
                                                                                  Hong Kong, China


CUSTOMERS

         We have over 300 customers, including approximately 210 airline customers, approximately 30 air cargo carrier customers and approximately 10 airport customers. Our remaining customers include, among others, freight forwarders and non-airline customers for which we provide a variety of services. Our airline customers include American Airlines and its affiliates, British Airways, Continental Airlines, Korean Air Lines, Nippon Cargo Airlines and Saudi Arabian Airlines. Air cargo carrier customers include UPS, DHL, Emery and BAX Global. Significant airport customers include the Port Authority of New York and New Jersey, the Houston Intercontinental Airport, the State of Hawaii and the Madrid airport. Our top ten customers, including American Airlines and its affiliates, accounted for approximately 54% of total revenues for the twelve months ended December 31, 1999. Other than American Airlines, which accounted for approximately 28% of pro forma revenues for the twelve months ended December 31, 1999, no single customer accounted for more than 10% of our pro forma revenues.

         We generally have service contracts with our customers and, at December 31, 1999 we had over 800 service contracts. These contracts are typically based on standard industry forms that are customized to fit the desired contractual arrangement. Many of our service contracts are effective for a specified term and allow our customers to terminate their contract on ninety days notice or sooner for continuing performance breaches. After their initial term, our contracts typically automatically continue but become terminable by either party on 60 days' notice or less for any reason. Our contracts usually contain price escalation clauses that are linked to the consumer price index. Under these clauses, if the consumer price index increases, we are permitted to increase our prices by the consumer price index or a percentage of it.

SALES AND MARKETING

         We employ eight sales and four marketing professionals on a full-time basis. They have been with our company for an average of approximately nine years.

         Our sales force performs a combination of functions, including the servicing of existing accounts and generating new business. Each salesperson is assigned accounts that they manage on a national and local basis. Our sales force formally markets our services through customer visits, membership in trade organizations and annual customer events. Our sales force also conducts market and competitive research to identify new business opportunities. Emphasis is placed on determining where a current or potential customer is currently outsourcing ground services and on who is providing the services. The research conducted by our sales force on market conditions and competition enables us to concentrate on our strengths at an individual location. Local managers also informally market our services on a daily basis through their interaction with customers. Instead of paying commissions to our sales professionals, we allow them to participate in our incentive compensation plan, which we believe alters their focus from short-term growth to establishing and maintaining profitable long-term customer relationships.

         The primary function of our five person marketing group is to create and enhance our brand and image through advertising and sales promotion activities. The marketing group also prepares customer and industry presentations and prepares and reviews contracts.

COMPETITION

         The ground services industry consists of a large number of domestic and international service providers. Many of these provide service at more than one airport, although only a small number of them provide services nationally or internationally. In the United States, our principal competitors are national ground service providers such as DynAir Services, Hudson General Corporation and Ogden Aviation Corporation, as well as smaller companies that operate regionally or at individual locations. Internationally, we compete principally with international ground service providers such as Cargo Service Centers, Globe Ground, Servisair and Swissport. We also indirectly compete against airlines, since airlines continue to perform a large portion of their ground services in-house.

         The principal competitive factors in our industry are:

         o        price;

         o        reputation for quality;

         o        breadth of services offered; and

         o        experience in a particular market or geographic region.

         We believe that we compare favorably to our competition with respect to all of these factors.

EMPLOYEES

         As of December 31, 1999, we had approximately 10,400 employees, of whom approximately 1,125 were management and approximately 9,300 were non-management personnel. Approximately 4,400, or 42%, of our employees work part-time.

         Approximately 2,400 of our U.S. employees are represented by collective bargaining agreements. These employees consist primarily of cargo handling and ramp services workers. The Transport Workers Union, or TWU, represents approximately 2,350 of our U.S.-based employees. Our current agreement with the TWU is effective until June 2001. The Teamsters Union also represents approximately 75 Philadelphia employees. The current contract with the Teamsters Union expired February 2000, and we are currently negotiating with the union on a new contract. We are not anticipating any problems with completing these negotiations during the second quarter of 2000. In Canada, approximately 280 of our employees are represented by the Canadian Auto Workers Union. This agreement expired in November 1998. We continue to operate under the agreement, and we intend to renegotiate the agreement in the near future. In some of the other countries where we operate, we are subject to industry-wide collective bargaining agreements, as well as local labor laws.

         We have not experienced any material business interruption as a result of labor disputes and believe that we have a good relationship with our employees.

REGULATORY COMPLIANCE

         FAA and Other Related Operational Regulations. Our business must comply with FAA airport security regulations regarding the screening of passengers and cargo on behalf of air carriers. While companies that screen passengers and cargo are not currently required to be certificated by the FAA, the FAA published a notice of proposed rulemaking on January 5, 2000 that, if finalized, would require the certification of companies that screen passengers or cargo, such as ours. The certification, once granted, would need to be renewed every five years. The notice also proposes other requirements to improve screening, such as new performance measurements for screening companies, new training, testing requirements and new qualification criteria for employees who screen passengers and cargo. If the rules proposed in the notice are implemented by the FAA, we will be required to become certificated to continue screening passengers and cargo. We also may experience increased costs as a result of installing performance testing equipment and complying with increased administrative burdens. In addition, we would be directly regulated by the FAA and could be subject to enforcement actions, such as suspension or revocation of our certification or civil penalties, if we did not adequately comply with those regulations.

         Because we accept hazardous material on behalf of our customers and perform services regarding the transportation of hazardous materials by both air and ground transport, we must comply with DOT regulations governing the handling, packaging, marking, labeling and transportation of hazardous materials. Our employees who directly affect hazardous materials transportation safety must comply with DOT regulations, including among other things, receiving specialized training. If we fail to properly handle, package, mark, label or transport hazardous materials or to properly train employees who directly affect hazardous materials transportation safety, it could result in substantial civil penalties. Additionally, because of the types of materials that we carry for ground transport on behalf of our customers, such as explosives and toxic materials, we are required to register with the DOT annually as a hazardous materials carrier.

         While we do not hold an FAA-issued repair station certificate, and do not hold ourselves out as an FAA-certificated repair station, we employ certificated and rated mechanics who perform maintenance and preventive maintenance on aircraft. These mechanics must perform their duties in accordance with the Federal Aviation Regulations in order to approve and return to service aircraft upon which any maintenance has been performed. Their failure to comply with these regulations could result in civil penalties, as well as the suspension or revocation of their individual mechanic's certificates, which could adversely affect that portion of our business.

         We currently have an FAA approved program regarding drug and alcohol use, which covers our certificated mechanics, our employees who perform passenger and cargo screening and our other employees who perform safety sensitive functions. If we or our employees fail to comply with the FAA drug and alcohol use regulations, we could be fined by the FAA or restricted by our airline customers from performing these services in the future, which could adversely affect that portion of our business.

         Environmental. We must comply with a variety of international, federal and state laws and regulations relating to environmental protection, including laws and regulations relating to the handling, storage, disposal and remediation of petroleum-based products used in the airline industry. These operations are regulated by the Resource Conservation and Recovery Act, or RCRA, and its state and local counterparts. RCRA regulates our hazardous waste generator status, the disposal of solid wastes from our operations and our storage of petroleum products.

We are also required to file Spill Prevention Control and Countermeasure Plans with the regulatory authorities where we have bulk storage of petroleum. Also, at some of our locations, we are required to register with regulatory authorities as either permittee or co-permittee for discharges of wastewater and stormwater.

         These laws and regulations and any international laws and regulations may affect the cost of operating our business because we operate fueling depots in a small number of locations, maintain equipment for our cargo and ramp operations and store and dispose of petroleum products used in these operations. We believe that our operations are in material compliance with these environmental laws and regulations. We do not expect future costs associated with compliance with these laws and regulations to materially harm our business, financial condition or future results. In addition, in connection with the sale of Worldwide to our parent, we obtained environmental indemnities from AMR Corporation which provide that AMR Corporation will indemnify us, subject to deductibles, for all environmental liabilities that relate to periods prior to the closing of the sale. We also received environmental indemnities from the sellers of Miami Aircraft Support and Aerolink. We also maintain environmental impairment insurance.

RISK FACTORS

IF WE DO NOT SATISFY FINANCIAL RATIOS AND TESTS OR OTHER COVENANT RESTRICTIONS CONTAINED WITHIN OUR INDEBTEDNESS AGREEMENTS, THEN WE MAY BE LIMITED IN OUR ABILITY TO OPERATE OUR BUSINESS

         The senior secured credit facility and the indenture contain, and our other indebtedness agreements may contain, covenants that restrict our ability to make distributions or other payments to our investors and creditors unless financial tests or other criteria are satisfied. We must also comply with specified financial ratios and tests. If we do not comply with these or other covenants and restrictions contained in the senior secured credit facility or the indenture, we could default under those agreements and the indebtedness, together with accrued interest, could then be declared immediately due and payable. Our ability to comply with these provisions of the senior secured credit facility and the indenture may be affected by changes in economic or business conditions or other events beyond our control.

         The senior secured credit facility contains, and our other indebtedness agreements may contain, additional affirmative and negative covenants, including limitations on our ability to incur additional indebtedness and to make acquisitions and capital expenditures, which could affect our ability to operate our business. The indenture restricts, among other things, our ability to incur additional debt, sell assets, create liens or other encumbrances, make dividend and other payments to third parties or merge or consolidate, all of which could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.

IF WE FAIL TO MAINTAIN OUR RELATIONSHIPS WITH AMERICAN AIRLINES AND OTHER SIGNIFICANT CUSTOMERS, IT COULD ADVERSELY AFFECT OUR BUSINESS

         We derived approximately 28% of our pro forma revenues from American Airlines and its affiliates for the twelve months ended December 31, 1999. Our top ten customers accounted for approximately 54% of our pro forma revenues for the twelve months ended December 31, 1999. If we experience a significant reduction in business from American Airlines or its affiliates before we grow our business, it could adversely affect our business. We cannot assure you that we will be able to service our significant customers at current or increased levels. Revenues from our customers could decrease either because they choose to use other third party ground services providers or because they choose to perform these services using their own personnel. Many of our customers, including American Airlines, currently provide a significant portion of their own ground services.

OUR CUSTOMERS MAY TERMINATE THEIR CONTRACTS WITH US ON SHORT NOTICE, WHICH COULD ADVERSE AFFECT OUR BUSINESS

         Many of our service contracts allow customers to terminate their contract on 90 days notice or sooner for performance breaches. However, many of our contracts have passed the term specified in the contract, and therefore, under their terms, generally have become terminable by either party on 60 days notice or less for any reason. While we believe these terms are typical in the industry, we can provide no assurance that customers will not terminate their contracts. The termination of a large portion of our contracts could adversely affect our business.

OUR RIGHTS TO OPERATE AT AIRPORTS COULD BE TERMINATED BY LOCAL AIRPORT AUTHORITIES, WHICH COULD ADVERSELY AFFECT OUR BUSINESS

         In order to provide our services at an airport, we usually must have permission from the local airport authority. This permission generally can be terminated by the local airport authority at will and without cause. The loss of one or more of our permits, licenses or consents to operate could affect our ability to operate at these airports, which in turn could adversely affect our business.

THE OCCURRENCE OF SIGNIFICANT ADVERSE EVENTS AFFECTING THE AIRLINE INDUSTRY COULD ADVERSELY AFFECT OUR BUSINESS

         Because we provide most of our services to air cargo and passenger airlines, we are likely to be affected by significant events that affect those businesses. All of these events will be outside of our control and any of them could adverse affect our business. These events could include the following:

         o an economic downturn in one or more of the geographic markets where we do business;

         o a prolonged increase in fuel costs to the airline industry and future possible bankruptcies of our customers, each of which could result in slow payments on customer accounts;

         o        route changes by airlines;

         o        strikes by unions; and

         o a substantial reduction in air traffic or financial problems incurred by air cargo or passenger airlines.

IF WE DO NOT COMPETE EFFECTIVELY WITH OTHER GROUND SERVICE PROVIDERS, WE COULD LOSE CUSTOMERS, WHICH IN TURN COULD ADVERSELY AFFECT OUR BUSINESS

         The ground services business is highly competitive. If we do not compete effectively with other service providers, we could lose customers and our revenues could be reduced. Either of these could adversely affect our business.

         Service quality and price are particularly important competitive factors in our industry. In addition to competition for customers, we compete against other service providers for airport permits, which are in some cities only issued to a small number of service providers. In addition to competing with other service providers, we indirectly compete for portions of our business with airlines that do not outsource some or all of their ground services and businesses that provide other forms of transportation, including businesses that transport cargo by trucks. Although we believe that trends and projections in our industry are favorable for third party providers of ground services, this may not prove to be the case as a result of factors outside of our control such as changes in economic conditions or a change in outsourcing strategies by airlines. In addition, some of our competitors are larger than us and have significant financial and other resources.

IF WE FAIL TO MANAGE OUR GROWTH THROUGH ACQUISITIONS, THEN WE MAY NOT REALIZE THE ANTICIPATED BENEFITS FROM THE ACQUISITIONS

         As part of our business strategy, we intend to grow through acquisitions, as well as through internal growth. On August 12, 1999 Worldwide acquired Miami Aircraft Support, and on August 23, 1999 Worldwide acquired Aerolink. We intend to pursue additional acquisitions, including a smaller acquisition for which we have signed a non-binding letter of intent. Acquisitions present various risks, including the following:

         o difficulties assimilating and integrating the operations of the combined companies and retaining key personnel;

         o difficulties integrating the acquired company's financial, computer, payroll and other systems into our own;

         o difficulties implementing additional controls and information systems appropriate to a larger company;

         o distractions to management, which could result in a disruption of our business;

         o unanticipated liabilities or contingencies relating to the acquired company; and

         o reduced earnings due to increased goodwill amortization, increased interest costs and costs related to integration.

         In addition, suitable acquisition candidates may not be available. If we fail to manage our growth effectively, we may not realize the anticipated benefits from the acquisitions.

FLUCTUATIONS IN FOREIGN CURRENCY MAY ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE

         A substantial portion of our revenues are denominated in non-U.S. currencies, consisting principally of French francs, Canadian dollars, Hong Kong dollars, British pounds and the Euro. However, most of our expenses, including interest and principal on our indebtedness, are denominated in U.S. dollars. This exposes us to fluctuations in the rate of exchange between foreign currencies and the U.S. dollar. Significant exchange rate fluctuations could result in exchange rate losses, which in turn could adversely affect our business. We currently do not engage in foreign currency hedging, although we may do so in the future.

IF WE DO NOT COMPLY WITH SIGNIFICANT ENVIRONMENTAL REGULATION, WE COULD FACE FINES OR RESTRICTIONS ON OUR OPERATIONS, WHICH IN TURN COULD ADVERSELY AFFECT OUR BUSINESS

         We must comply with a variety of international, federal, state and local governmental regulations relating to the use, storage, discharge, emission and disposal of hazardous substances and wastes, remediation of contamination associated with the releases of hazardous substances and worker health and safety.

         We maintain fueling operations at four locations. In connection with these fueling operations, we stock jet fuel in large above-ground storage tanks and operate sub-surface fuel lines that may give rise to unknown releases. We are not aware of the occurrence of any releases that are expected to result in fines or restrictions on our operations, which in turn could adversely affect our business. However, future events, such as the discovery of unknown contamination, future spills and releases, compliance with more stringent regulations, more vigorous enforcement policies by regulatory agencies or stricter or different interpretations of existing regulations could cause us operating constraints or require us to make material expenditures for cleaning up contamination or complying with evolving environmental regulations. These or other events relating to compliance with environmental regulations could materially adversely affect our business.

ITEM 2.           PROPERTIES

         Our headquarters are located in Euless, Texas, where we lease approximately 18,700 square feet of office space. This lease expires on August 15, 2004. We also lease more than 2,350,000 square feet of other space at approximately 50 different airports domestically and internationally. Many of these leases are on a month-to-month basis. We do not own any facilities.

         Often, the cargo facilities that we use are owned or leased by airline customers, rather than leased by us.

ITEM 3.           LEGAL PROCEEDINGS

         We are not a party to any legal proceedings, other than ordinary routine litigation incidental to our business, that we believe are material to our business or financial condition.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of Worldwide's shareholders during the fourth quarter of the fiscal year covered by this report.

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         There is no public trading market for our common stock. We recently filed a registration statement on Form S-4 to register our new notes. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." As of December 31, 1999, all of our outstanding shares of common stock were held by WFS Holdings, Inc., our parent. See "Item 12. Security Ownership of Beneficial Owners and Management." We did not pay dividends on our common stock during 1999 and do not intend to pay any dividends on our common stock for the foreseeable future. The senior secured credit facility and the indenture pertaining to the new notes contain significant limitations on our ability to pay dividends, the foregoing instruments generally limiting dividends to a portion of net income.

ITEM 6.           SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

         You should read the selected historical consolidated financial data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and the notes thereto, and the pro forma and other financial information included herein.

WORLDWIDE AND AMRS FINANCIAL INFORMATION

         The selected consolidated financial data for the years ended December 31, 1995 and December 31, 1996 have been derived from Worldwide's and AMRS's unaudited consolidated financial statements and, in the opinion of our management, include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its results of operations for these periods and financial condition as at the dates presented. The selected historical consolidated financial data for the fiscal years ended December 31, 1997, December 31, 1998 and the three months ended March 31, 1999 have been derived from AMRS's audited consolidated financial statements. The selected historical consolidated financial data for the nine months ended December 31, 1999 have been derived from Worldwide's audited consolidated financial statements.


                                                AMRS HISTORICAL                                   WORLDWIDE
                                      ----------------------------------------------------------  ------------
                                                                                                                 COMBINED
                                                  YEARS ENDED DECEMBER 31,                                        TWELVE
                                      ----------------------------------------------     THREE                    MONTHS
                                                                                        MONTHS    NINE MONTHS     ENDED
                                                                                         ENDED       ENDED       DECEMBER
                                                                                       MARCH 31,   DECEMBER 31,     31
                                        1995        1996         1997        1998        1999         1999        1999(a)
                                      ---------   ---------   ---------    ---------   ---------  ------------   ---------
                                            (Unaudited)                       (In Thousands)                   (Unaudited)
STATEMENT OF
OPERATIONS DATA:
Revenues ..........................   $ 156,262   $ 193,189   $ 223,090    $ 229,742   $  61,475    $ 216,870    $ 278,345
Salaries, wages, and
benefits ..........................      96,662     124,543     144,422      154,706      39,679      141,161      180,840
Depreciation and
amortization ......................       5,650       5,938       5,643        5,908       1,627        9,112       10,739
Other operating
expenses ..........................      50,609      56,598      66,167       61,074      18,438       58,970       77,408
                                      ---------   ---------   ---------    ---------   ---------    ---------    ---------
Operating
income ............................       3,341       6,110       6,858        8,054       1,731        7,627        9,358
Interest
income ............................       1,460       1,052       1,421        2,160         440           --          (a)
Interest
expense ...........................          --          --          --           --          --        9,950          (a)
Other income
(expense) .........................         585         288        (584)         580        (552)        (337)         (a)
                                      ---------   ---------   ---------    ---------   ---------    ---------    ---------
Income (loss) from
continuing
operations before
income taxes and
extraordinary
loss ..............................       5,386       7,450       7,695       10,794       1,619       (2,660)         (a)



                                                   AMRS HISTORICAL                                   WORLDWIDE
                                         ----------------------------------------------------------  ------------
                                                                                                                    COMBINED
                                                     YEARS ENDED DECEMBER 31,                                        TWELVE
                                         ----------------------------------------------     THREE                    MONTHS
                                                                                           MONTHS    NINE MONTHS     ENDED
                                                                                            ENDED       ENDED       DECEMBER
                                                                                          MARCH 31,   DECEMBER 31,     31
                                           1995        1996         1997        1998        1999         1999        1999(a)
                                         ---------   ---------   ---------    ---------   ---------  ------------   ---------
                                               (Unaudited)                       (In Thousands)                    (Unaudited)
Provision (benefit) for income
taxes                                        2,316       3,162       3,309        4,490         644         (660)         (a)
                                         ---------   ---------   ---------    ---------   ---------    ---------    ---------
Income (loss) from
continuing
operations before
extraordinary loss
 ......................................       3,070       4,288       4,386        6,304         975       (2,000)         (a)
Extraordinary loss
on early
extinguishment of debt, net of tax ...          --          --          --           --          --       (1,197)         (a)
                                         ---------   ---------   ---------    ---------   ---------    ---------    ---------
Income (loss) from
continuing operation
 ......................................       3,070       4,288       4,386        6,304         975       (3,197)         (a)
Loss from
discontinued
operations ...........................          --          --          --          552         210           --          (a)
                                         ---------   ---------   ---------    ---------   ---------    ---------    ---------
Net Income (loss) ....................   $   3,070   $   4,288   $   4,386    $   5,752   $     765    $  (3,197)         (a)

OTHER DATA:
Capital Expenditures
 ......................................   $   6,253   $   9,182   $  12,662    $   7,219   $   1,688    $   6,439    $   8,127

Ratio of earnings to
fixed charges ........................         2.5 x       2.6 x       3.1 x        3.4 x       2.3 x           (c)       (a)

ADDITIONAL DATA:
EBITDA(b) ............................   $   9,576   $  12,336   $  11,917    $  14,542   $   2,806    $  16,402          (a)


                                                  AS OF DECEMBER 31,
                       ----------------------------------------------------------------------
                         1995             1996           1997           1998           1999
                       --------         --------       --------       --------       --------
Balance Sheet Data:           (Unaudited)                  (In Thousands)
Cash and cash
equivalents ........   $  3,922         $ 20,396       $ 20,544       $ 14,200       $  1,775
Working Capital ....     14,448           23,707         24,083         25,747         26,449
Total assets .......     79,937           79,205         85,418         88,696        246,141
Long-term debt
(excluding current
portion) ...........         --               --             --             --        137,081
Stockholders' equity   $ 48,451         $ 52,773       $ 56,756       $ 62,365       $ 33,889

----------------------


(a) The twelve months ended December 31, 1999 represents a combination of two interim periods, one for AMRS for the three month period prior to the consummation of the acquisition ended March 31, 1999, and one for Worldwide for the nine month period ended December 31, 1999. Revenue and operating expense data for the two periods have been combined to present a combined twelve month period ended December 31, 1999. No combined information is presented below the operating income from continued operations line item, as Worldwide and AMRS had dramatically different capital structures and a combination of such data is not meaningful.

(b) EBITDA for any period is calculated as the sum of net income (loss), adjusted for the following to the extent deducted in calculating net income (loss): (1) interest expense (income), (2) income tax expense,
         (3) depreciation expense,

         (4) amortization expense and (5) extraordinary gains or losses. We consider EBITDA to be a widely accepted financial indicator of a company's ability to service debt, fund capital expenditures and expand its business; however, EBITDA is not calculated in the same way by all companies and is neither a measurement required, nor represents cash flow from operations as defined, by generally accepted accounting principles. EBITDA should not be considered by you as an alternative to net income (loss), as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. The calculation of EBITDA in this annual report is calculated differently than for purposes of the covenants under the indenture and the senior secured credit facility. See "Description of Senior Secured Credit Facility" and "Description of New Notes" for how these instruments calculate EBITDA.

(c) Ratio of earnings to fixed charges is computed assuming that 1/3 of rental expense is representative of the interest factor. Earnings were insufficient to cover fixed charges by $2,660,000.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements, and the notes thereto, included elsewhere in this report. This discussion should also be read in conjunction with the Unaudited Pro Forma Combined Consolidated Financial Statements included elsewhere in this report.

                                   OUR COMPANY
OVERVIEW

         Worldwide Acquisition; AMRS. Our parent, WFS Holdings, Inc., which is owned by Castle Harlan Partners III, L.P., its affiliates and some members of Worldwide's management, acquired Worldwide from AMR Corporation on March 31, 1999. Prior to the acquisition, Worldwide was known as AMR Services Corporation. Worldwide's business was not operated by AMR Corporation as a single entity, but instead operated through a number of companies that were part of the AMR Global Services group. Prior to the date the acquisition was closed, some of these operations were sold or were merged directly into AMR Corporation. The financial statements and financial information included in this annual report for AMR Services Corporation represent the entity purchased, and not the distinct AMR Services Corporation legal entity that existed prior to the acquisition. The AMR Services Corporation entity purchased is sometimes referred to in this annual report as AMRS.

         Acquisition of Miami Aircraft Support. We completed the acquisition of Miami Aircraft Support on August 12, 1999, the same time as the sale of the original notes. The purchase price for Miami Aircraft Support was approximately $63.0 million. The acquisition was accounted for under the purchase method of accounting. Worldwide recorded approximately $66.0 million of intangibles, including goodwill which is being amortized over 20 years.

         Acquisition of Aerolink. We completed the acquisition of Aerolink on August 23, 1999. The purchase price was approximately $5.9 million plus an earn-out of a maximum of $1.0 million, of which we currently expect to pay the majority of this amount. As part of the purchase price, we repaid $0.6 million of debt of Aerolink. The acquisition was accounted for under the purchase method of accounting. Worldwide recorded approximately $4.0 million of intangibles, including goodwill which is being amortized over 20 years.

         Acquisition Intangibles. Upon completion of the acquisition of Miami Aircraft Support and Aerolink, we had total intangibles, including goodwill, of approximately $110.0 million as of December 31, 1999. The amortization of these amounts over their estimated useful life of 20 years will reduce earnings by approximately $5.5 million on an annual basis.

         Interest and Taxes. The Company's interest expense was significant, $9.9 million for the nine months ended December 31, 1999. This results primarily from the issuance of the Senior Notes to refinance Worldwide's acquisition debt and to finance the majority of the acquisition costs of Miami Aircraft Support. The Company recorded a total income tax benefit of $1.4 million for the nine months ended December 31, 1999, which resulted from $2.6 million in foreign tax expense, reduced by a book tax benefit from operating losses of $4.0 million, which has been used to reduce existing deferred tax liabilities

         Integration and Expansion Strategy. Historically, under AMR Corporation's ownership, we pursued an aggressive geographic expansion strategy, spending a significant amount of capital to open new locations. In the future, we plan to focus on building market share at existing locations and spending capital primarily on equipment to service new contracts at existing locations. Limited capital spending on new locations is anticipated, as we intend to acquire other companies to gain access to new locations rather than incurring significant start-up costs.

         Allocated Corporate Expenses. Prior to the sale of Worldwide to our parent, AMR Corporation provided us with various corporate services, including executive oversight and corporate planning, cash management, tax planning, risk management, insurance, payroll, legal, corporate administrative and other services. Allocated expenses for these services amounted to $2.3 million, $5.8 million, $5.9 million and $5.9 million for the three month period ended March 31, 1999 and for the years ended December 31, 1998, 1997 and 1996, respectively. These expenses have been reflected in our operating income for these periods.

         Charges for these corporate services were based on a general allocation methodology used by AMR Corporation to allocate all corporate overhead expenses to its operating divisions. These costs were not necessarily allocated on a basis that approximated Worldwide's estimated usage of services or the costs Worldwide would have incurred if it had provided these services using its own personnel. AMR Corporation's corporate allocations ceased at the time the acquisition was closed, and have subsequently been replaced with either internal expense to perform the services or outsourced services provided by a third party provider. To date it has been our experience that although we may have lost some of the leverage available to us from our former parent in obtaining third party services, we have gained the ability to procure the services that best meet our specific needs. As a result, we believe that on an overall basis, our service costs going forward should be equal to or slightly lower than the costs previously allocated by AMR for the equivalent services.

         Discontinued Business. In July 1998, AMRS acquired a license to operate and began to fund the operations of Cyclone Surface Cleaning, Inc., which was engaged in developing a technology to clean airport runways. We decided that Cyclone does not fit with our core businesses and to discontinue its operations. Results of operations for 1998 and the three months ended March 31, 1999 have been adjusted to reflect Cyclone as a discontinued operation. On August 31, 1999, we assigned our license and a stock option that we also had acquired and paid approximately $0.6 million to the owners of Cyclone to settle our obligations due under a promissory note.

RESULTS OF OPERATIONS

         Revenues, operating income, and loss from continuing operations before extraordinary loss for the nine months ended as of December 31, 1999 were $216.9 million, $7.6 million, and $3.4 million, respectively. As a result of the acquisition of Worldwide effective March 31, 1999 these amounts are not comparable to those items in the financial statements in the comparable periods of the prior year. Financial information for periods subsequent to March 31, 1999 are presented using different bases of accounting. However, for information purposes results of operations for the twelve months ended December 31, 1999 have been included and represent an adjusted combination of two interim periods: one for AMRS for the three month period prior to the consummation of the acquisition until March 31, 1999, and one for Worldwide for the nine month period following the consummation of the acquisition through December 31, 1999. No combined historical financial information is presented below the operating income line item because Worldwide and AMR Services Corporation had different capital structures, and we believe that a combination of this information is not meaningful. In addition, no adjustment has been made to include Miami Aircraft Support or Aerolink for periods prior to their acquisitions.

         Revenues. Revenues are generated by providing cargo handling and ramp, passenger and technical services for air cargo and passenger airlines. Cargo services are generally billed based on the number of man-hours needed to provide the services, the number of pounds of cargo handled or, in some cases, a combination of the two. Most of our other services are billed based on the number of man-hours used to provide the services, although some ramp services are billed on a per aircraft basis. Technical services are generally billed based on time and materials.

         Since the acquisition of AMRS, we have identified revenue information for the cargo handling, ramp service, passenger service or technical service categories. Prior to the acquisition, AMRS did not identify revenues in similar categories. The following table contains, for the period since our acquisition from AMR Corporation, revenues by cargo handling, ramp service, passenger service and technical service categories.


                                           NINE MONTHS ENDED
                                           DECEMBER 31, 1999
                                          --------------------
                                         (DOLLARS IN THOUSANDS)
              Cargo handling ..........   $  98,766         46%
              Ramp service ............      49,495         23%
              Passenger service .......      46,262         21%
              Technical service .......      22,348         10%
                                          ---------      -----
                  Total ...............   $ 216,870      100.0%

         Expenses. Expenses incurred to generate revenues consist primarily of salaries, wages and benefits. Our other significant expenditures are:

         o materials, supplies and services, which includes operating supplies such as fuel, glycol for de-icing, outsourced services, cost of sales for freight management services and office supplies;

         o        equipment and facilities rentals;

         o        depreciation and amortization;

         o        interest expense; and

         o other operating expenses, which include data processing and information systems, telecommunications, accounting, human resources, office supplies, travel and general corporate administration.

         As indicated above, AMRS was responsible for paying significant overhead allocations from AMR Corporation in addition to the overhead required to run the daily operations of AMRS. For example, AMRS had its own executive group, finance and accounting, legal and human resources departments. AMR Corporation's corporate allocations ceased at the time the acquisition of Worldwide by our parent was closed. In connection with our establishment of an administrative structure, we have hired, and intend to continue to hire, additional personnel at our Euless corporate office.

TWELVE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1999

         The following table contains, for the periods indicated, revenues and categories of expenses in dollars and as a percentage of sales.


                                                              TWELVE MONTHS ENDED DECEMBER 31,
                                                         ------------------------------------------
                                                           1998          %       1999(a)        %
                                                         --------      -----    --------      -----
                                                                     (DOLLARS IN THOUSANDS)
              Revenues ...............................   $229,742      100.0%   $278,345      100.0%
              Salaries, wages and benefits ...........    154,706       67.3     180,840       65.0
              Materials, supplies and services .......     28,047       12.2      33,022       11.9
              Equipment and facilities rental ........     13,597        5.9      17,170        6.2
              Depreciation and amortization ..........      5,908        2.6      10,739        3.8
              Other operating expenses ...............     13,632        6.0      24,947        8.9
                General and administrative
                   allocated expenses ................      5,798        2.5       2,269        0.8
                                                         --------      -----    --------      -----
                Operating income from
                   continuing operations .............   $  8,054        3.5%   $  9,358        3.4%
                                                         ========      =====    ========      =====

-------------

(a) Represents two interim periods consisting of one for AMRS for the three month period prior to the consummation of the acquisition from January 1, 1999 through March 31, 1999, and one for Worldwide for the nine month period following the consummation of the acquisition from April 1, 1999 through December 31, 1999.

         Revenues. Total revenues increased $48.6 million, or 21.2%, from $229.7 million in 1998 to $278.3 million in 1999. The acquisitions of Miami Aircraft Support and Aerolink in August 1999 accounted for approximately $31.6 million of this increase. Revenues increased $2.9 million, or 1.3 %, in 1999 as a result of the addition of a new location in Hong Kong, which opened in July 1998. We also experienced revenue growth in our cargo handling operations, especially at our location in Paris which had a $7.2 million increase, and in our freight management business which increased $3.8 million over the 1998 period.

         Salaries, wages and benefits. Salaries, wages and benefits increased $26.1 million, or 16.9%, from $154.7 million in 1998 to $180.8 million in 1999. The primary reason for the increase was an increase in the number of employees required to support the additional new business during 1999, including $19.4 million additional salaries expense as a result of the Miami Aircraft Support and Aerolink acquisitions. Also, an increase of $1.5 million occurred at our new location in Hong Kong, which was not in operation during most of the same period in 1998. Additionally, wage rates increased to compensate somewhat for the loss of flight benefits for our field and administrative employees and, to some extent, wage rates increased in order to increase our retention of qualified employees.

         Materials, supplies and services. Materials, supplies and services increased $5.0 million, or 17.7 %, from $28.0 million in 1998 to $33.0 million in 1999. This increase was primarily due to an increase in freight management cost of sales of $3.0 million resulting from additional freight management business and the purchase of Miami Aircraft Support and Aerolink, which added $2.3 million.

         Equipment and facilities rental. Equipment and facilities rental increased $3.6 million, or 26.3%, from $13.6 million in 1998 to $17.2 million in 1999. Additional facilities rental expense attributed to the acquisitions of Miami Aircraft Support and Aerolink is approximately $2.5 million. Rental expense in Europe and in New York increased approximately $2.0 million for facilities required to service our increased cargo operations in those locations. These increases were partially offset by station closures and other reductions.

         Depreciation and amortization. Depreciation and amortization increased $4.8 million, or 81.8 %, from $5.9 million in 1998 to $10.7 million in 1999. The primary reason for the increase in 1999 was additional goodwill amortization as a result of the acquisitions of AMRS, Miami Aircraft Support and Aerolink.

         Other operating expenses. Other operating expenses increased $11.3 million, or 83.0%, from $13.6 million in 1998 to $24.9 million in 1999. The acquisitions of Miami Aircraft Support and Aerolink increased other operating expenses by approximately $1.9 million. Increased expenses as a result of the higher levels of activity at existing locations include the growth in freight related expenses of approximately $3.4 million in the European Cargo operations and $1.2 million for subcontracted services at Islip, New York. The amount provided in 1999 for bad debts increased $1.1 million compared to 1998. Other factors contributing to the increase include costs at the new Hong Kong location, foreign currency exchange losses and increased insurance costs, which in the aggregate account for approximately $1.5 million. The remaining increase is considered primarily due to generally higher levels of business activity which was partially offset by a decrease in general and administrative allocated expenses as indicated below.

         General and administrative allocated expenses. General and administrative allocated expenses decreased $3.5 million, or 60.9%, from $5.8 million in 1998 to $2.3 million in 1999. The reason for the decrease was the elimination of the corporate overhead charge allocated to AMRS from AMR Corporation. This allocation was included in the twelve month period of 1998 and the quarter ended March 31, 1999, but was eliminated at the time of the acquisition of Worldwide from AMR Corporation. AMR Corporation increased the allocation in the quarter ended March 31, 1999, which resulted in this decrease being lower than if the allocation had remained constant with amounts from prior years.

         Operating income from continuing operations. As a result of the factors discussed above, operating income from continuing operations increased $1.3 million, or 16.2%, from $8.1 million in 1998 to $9.4 million in 1999. As a percentage of revenues, operating income for 1999 was basically unchanged from 1998. The dollar increase resulted primarily from the acquisition of Miami Aircraft Support and Aerolink offset by certain cost increases discussed in the preceding paragraphs. Other factors that further offset the operating income were costs associated with our being an independent company, such as accounting, legal and consulting expenses associated with outside independent contractors, logo changes on uniforms and recruiting costs for corporate executives. Further reductions occurred due to the change from AMR's payroll system to a new outsourced system, the unfavorable impact of escalating health insurance costs and increased bad debt reserves.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         The following table contains, for the periods indicated, revenues and categories of expenses in dollars and as a percentage of sales.


                                                                        YEAR ENDED DECEMBER 31,
                                                         ------------------------------------------------
                                                            1997            %        1998             %
                                                         ---------        -----    ---------        -----
                                                                (DOLLARS IN THOUSANDS)
              Revenues                                   $ 223,090        100.0%   $ 229,742        100.0%
              Expenses:
              Salaries, wages and benefits                 144,422         64.7      154,706         67.3
              Materials, supplies and services              33,384         15.0       28,047         12.2
              Equipment and facilities rental               11,059          5.0       13,597          5.9
              Depreciation and amortization                  5,643          2.5        5,908          2.6
              Other operating expenses                      15,847          7.1       13,632          6.0
              General and administrative
              allocated expenses                             5,877          2.6        5,798          2.5
                                                         ---------                 ---------
              Operating income from continuing               6,858          3.1        8,054          3.5
              operations
              Interest income                                1,421          0.6        2,160          0.9
              Other income (expense), net                     (584)         0.3          580          0.3
                                                         ---------                 ---------
              Income before taxes                            7,695          3.4       10,794          4.7
              Taxes                                          3,309          1.5        4,490          2.0
                                                         ---------                 ---------
              Income from continuing operations              4,386          2.0        6,304          2.7
                                                         ---------                 ---------
              Loss from discontinued operations
              net of applicable income taxes                    --           --         (552)          .2
                                                         ---------                 ---------
              Net income                                 $   4,386          2.0    $   5,752          2.5
                                                         =========                 =========


         Revenues. Total revenues increased $6.6 million, or 3.0%, from $223.1 million in 1997 to $229.7 million in 1998. This increase had a number of components, including:


         o revenue from providing technical and passenger services at our new Hong Kong location, which accounted for $3.9 million of the increase;

         o an expansion of cargo handling and passenger services operations at Boston, which accounted for $2.0 million; and

         o additional revenues from our New York cargo operations, which increased by $2.2 million.

However, these were largely offset by a $7.6 million loss of revenue in the freight management business due to a major customer in that business ceasing operations in late 1997.

         Salaries, wages and benefits. Salaries, wages and benefits increased $10.3 million, or 7.1%, from $144.4 million in 1997 to $154.7 million in 1998. Increases in salaries and wages track closely with increases in revenues in our Hong Kong, Boston and New York locations discussed above. The decrease in the freight management business during 1998 did not significantly decrease salaries and wages as fulfillment in our freight management business is exclusively provided by common carriers, and not our employees.

         Materials, supplies and services. Materials, supplies and services decreased $5.3 million, or 16.0%, from $33.4 million in 1997 to $28.0 million in 1998. The primary reason for the decrease was the reduction in volume in the freight management business, which accounted for $6.3 million, due to the major customer loss discussed above. This decrease was partially offset by normal growth in our other business lines, as discussed above.

         Equipment and facilities rental. Equipment and facilities rental increased $2.5 million, or 22.9%, from $11.1 million in 1997 to $13.6 million in 1998. The primary reason for the increase was the increase in the cargo handling operations at our New York location, which were lower in 1997 due to rental credit received.

         Depreciation and amortization. Depreciation and amortization remained relatively flat increasing only $0.3 million, or 4.7%, from $5.6 million in 1997 to $5.9 million in 1998. This increase was primarily related to our new location in Hong Kong.

         Other operating expenses. Other operating expenses decreased $2.2 million, or 14.0%, from $15.8 million in 1997 to $13.6 million in 1998. The primary reason for the decrease was the decrease in freight management business, including a $1.0 million bad debt write-off occurring in 1997 relating to a major customer ceasing operations.

         General and administrative allocated expenses. Allocations included in the financial statements for 1997 and 1998 were at AMR Corporation's discretion and were comparable.

         Operating income from continuing operations. Operating income from continuing operations increased $1.2 million, or 17.4%, from $6.9 million in 1997 to $8.1 million in 1998. As a percent of sales, operating income remained relatively flat increasing by only 0.5% in 1998.

         Interest income. Interest income increased $0.7 million, or 52.0%, from $1.4 million in 1997 to $2.2 million in 1998. This increase reflected an increase in the accumulated undistributed cash balances at AMRS, which were held on its behalf by AMR Corporation.

         Income tax expense. Income tax expense increased from $3.3 million in 1997 to $4.5 million in 1998. AMRS's effective income tax rate remained relatively flat at approximately 43.0% in 1997 and 41.6% in 1998.

         Loss from discontinued operations net of applicable income taxes. Loss from discontinued operations net of applicable income taxes was $0.6 million in 1998. It was due to the operations of Cyclone, which was purchased in July 1998. As discussed above, we intend to dispose of Cyclone.

         Net income. Net income increased $1.4 million, or 31.1%, from $4.4 million in 1997 to $5.8 million in 1998. The increase in net income was due to increases in operating income and interest income in 1998

LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of liquidity are cash flows from operations and borrowings under the senior secured credit facility, which is discussed below. In the nine months ended December 31, 1999, $3.5 million of net cash used in operations was financed by borrowings under our senior secured credit facility to fund an expansion in working capital and $6.4 million in capital expenditures. At December 31, 1999, we had $2.5 million in cash and cash equivalents (including restricted cash), 96% of which is held by our operations in France and Hong Kong.

         The $12.4 million increase in net working capital resulted primarily from increased accounts receivables some of which relate to American Airlines and its affiliates, which in the prior year were paid through intercompany accounts and in the current year are carried as true arms length receivables. In addition, the acquisitions of Miami Aircraft Support and Aerolink during August 1999 further contributed to the increase in accounts receivable. The increase in receivables was offset by increased terms of payment to our vendors from 30 days to 45 days, longer terms of payment to American Airlines for payroll processed and paid by American Airlines and increased accruals for normal expenses such as interest expense which were not necessary when we were a subsidiary of AMR Corporation.

         As of December 31, 1999, we had long-term debt of $139.9 million of which $2.9 million represents the current portion due within one year. The majority of the long-term debt is made up of $130.0 million of 12.25% senior notes, due in 2007, discounted to a carrying value of $127.0 million. Interest is accrued and payable semi-annually on the notes on February 15 and August 15. Our annual interest payments on the senior notes are approximately $15.9 million. Our annual interest payment requirements on borrowings under the senior secured credit facility depend on the level of our borrowings.

         On August 12, 1999, we entered into the senior secured credit facility with a new group of lenders that provides us with up to $75.0 million for purposes of funding working capital requirements and funding financing needs for future acquisitions. At December 31, 1999, we had borrowed approximately $8.0 million under the senior secured credit facility of the $36.7 million available. Borrowings under the senior secured credit facility accrue interest at LIBOR plus 3% which has averaged approximately 9.0% for the period. However, our future additional availability may be less than the total remaining commitment amount and will depend on the borrowing base and us being able to meet the applicable leverage and coverage ratios and other customary conditions. If we are in default under the senior secured credit facility, which may occur if we fail to maintain financial ratios and meet other covenants, we may not be able to make these additional borrowings under that facility.

         We also carry $4.9 million of capitalized leases which were part of the acquisitions of Miami Aircraft Support and Aerolink.

         We use derivative financial instruments to reduce interest rate risks. We do not hold or issue derivative financial instruments for trading purposes. Effective March 31, 1999, we purchased two interest rate swaps to limit our exposure to increases in levels of variable interest rates. We currently borrow funds according to the senior credit agreement based on LIBOR plus 3%. The interest rate cap agreements are for a total notional amount of $50.0 million, both at 6.5%, with $20.0 million expiring on March 31, 2002 and $30 million expiring on March 31, 2003. We have $8.0 million of borrowings currently outstanding under variable rate debt instruments, but we have selected to maintain the interest rate caps in their full $50.0 million notional amount, in the anticipation of incurring additional borrowings from variable-rate instruments in the future to fund various activities, including possible acquisitions.

         In addition to our debt service obligations, our principal liquidity needs are for working capital and capital expenditures. During 1998, AMRS spent $7.2 million on capital projects, and for the nine months ended December 31, 1999, Worldwide spent $6.4 million on capital projects. Of this amount, approximately $4.2 million was incurred in connection with the establishment of our new corporate administrative facility, principally for computer software and hardware, as well as for furniture, fixtures and office equipment. The other capital expenditures were budgeted for the replacement and refurbishment of equipment and for new equipment to support existing and new business including the implementation of a new business enterprise system which is expected to be completed on or about March 31, 2000.

         The purchase price for Miami Aircraft Support, which was acquired on August 12, 1999, was $63.0 million. In addition, we retained approximately $5.2 million of Miami Aircraft Support indebtedness. These amounts were funded out of the proceeds of the offering of the Original Notes and an equity contribution of $10.4 million to Worldwide by our parent which occurred simultaneously.

         The purchase price of Aerolink was approximately $5.9 million, plus possible additional consideration of up to a maximum of $1.0 million based on various conditions being satisfied, including conditions relating to calendar 1999 earnings, of which the Company currently expects to pay the majority of this amount. We repaid $0.6 million of Aerolink indebtedness. These amounts were funded in part with borrowings under the senior secured credit facility.

         We are also pursuing additional acquisitions, including an acquisition for which we have signed a non-binding letter of intent. Any acquisitions, if completed, are expected to be funded primarily through borrowings under the senior secured credit facility.

         The acquisition price for Worldwide has an adjustment provision that requires a price adjustment depending on a calculation based on working capital and capital spending. This issue has been resolved with AMR and is not expected to result in any significant adjustment. The acquisition agreement also contains provisions by which Worldwide may pay, after 10 years, up to an additional $10.0 million in consideration based on the growth rate of revenues as measured against certain revenue growth benchmarks. As of December 31, 1999, the Company does not believe any amounts will be owed under this contingent purchase payment based on recent trends.

         We intend to satisfy our working capital requirements, capital expenditures and scheduled debt service requirements for at least the next twelve months through a combination of cash flows generated from operations and funds available under the senior secured credit facility.

EFFECTS OF INFLATION

         Inflation has not had a significant effect on our operations. However, in the event of increases in inflation, particularly in employment costs, we could experience sudden and significant increases in operating costs. Over the short-term, we may be unable to completely pass wage increases on to our customers. Management believes that, over longer periods of time, we generally will be able to pass on inflationary increases to our customers.

SEASONALITY

         Historically, our revenues and operating income have not been significantly seasonal due to our geographic dispersion and business line diversity. We experience a moderate seasonal peak during the fourth quarter due to December holiday season cargo activity.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net income (loss) to the extent the derivatives are not effective as hedges. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and is effective for interim periods in the initial year of adoption. At the present time, we do not feel the adoption of SFAS No. 133 will have a material effect on our results of operations, financial position or cash flows.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in foreign currency exchange rates and interest rates. The sensitivity analyses presented do not consider the effects that those adverse changes may have on overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to those changes. Actual results may differ.

         Foreign currency. We are exposed to the effect of foreign exchange rate fluctuations between the U.S. dollar and the currencies related to our foreign operations. Our largest exposure comes from the French franc. The operations in France are substantially self-contained in that the majority of the revenues and related expenses are incurred in French francs. However, we are exposed to currency fluctuations with respect to finance costs which are currently all incurred in the United States in U.S. dollars, and to the extent there are investments and profits denominated in French francs that need to be repatriated. During 1997, foreign currency losses amounted to $584,000, during 1998, foreign currency gains amounted to $440,000, for the three months ended March 31, 1999, losses amounted to $552,000, mainly as a result of French franc fluctuations.

         Worldwide has concluded that certain of its intercompany notes receivable from its foreign subsidiaries represent permanent investments in those operations and as a result have classified approximately $362,000 in devaluation losses on these notes as a component of the cumulative translation adjustment.

         Interest. Our earnings are also affected by changes in interest rates due to the impact those changes have on our interest expense from variable-rate debt instruments. A 1/4% change in interest rates under the senior secured credit facility would cause interest expense to increase or decrease by approximately $20,000. We purchased an interest rate cap to limit our exposure to increases in levels of variable interest rates. The interest rate cap agreements are for a notional amount of $50.0 million. We have $8.0 million of borrowing currently outstanding under variable-rate debt instruments, but have elected to maintain the interest rate caps in their full $50.0 million notional amount, in the anticipation of incurring additional borrowings from variable-rate debt instruments in the future to fund various activities, including possible acquisitions.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The information required by Item 8 of Part II is incorporated herein by reference to the Consolidated Financial Statements filed with this report; See Item 14 of Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS

         The following table contains the name, age and position of each person who is an executive officer or director of our company. Each director also serves as a director of our parent.


    NAME                         AGE                   POSITION
--------------------------     -------    -----------------------------------------------
Peter A. Pappas                  62       Chairman and Chief Executive Officer
Mark Dunkerley                   36       Chief Operating Officer, President and Director
H. Douglas Pinckney              35       Senior Vice President, Sales and Marketing
Olivier Bijaoui                  42       Senior Vice President, Europe
Jonathan S. Weaver               35       Senior Vice President, Planning
Albert V. Casey                  79       Director
Marcel Fournier                  44       Director
Leonard M. Harlan                63       Director
Lieut. General Thomas G.
  McInerney (Retired)            62       Director
Bradley G. Stanius               53       Director
Gilbert A. Yanuck                59       Director

         We currently have eight authorized directors, each of whom will serve until a successor is elected or until any of them resigns or is removed. On January 27, 2000, A. Scott Letier, our former Chief Financial Officer, ceased to be employed by Worldwide. We are currently searching for his replacement.

         Peter A. Pappas joined Worldwide in October 1998 and serves as Chairman and Chief Executive Officer. From October 1998 to July 1999, Mr. Pappas served as Worldwide's President and Chief Executive Officer. Mr. Pappas has approximately 30 years of aviation industry experience. Prior to joining Worldwide, Mr. Pappas served as Senior Vice President of Marketing, Planning and Sales at American Eagle, a position he held since November 1995. From January 1992 to October 1995, Mr. Pappas served as President of the AMR Consulting Group and its successor, AMR Training and Consulting Group. From March 1989 to November 1991, Mr. Pappas served as Vice President of Strategic Planning at Pan American World Airways. Prior to March 1989, Mr. Pappas held various executive positions with American Airlines, Pan American World Airways and Eastern Airlines.

         Mark Dunkerley joined Worldwide in July 1999 and serves as Chief Operating Officer and President and as a director. Prior to joining Worldwide, Mr. Dunkerley served as the Senior Vice President in charge of the Latin America and Caribbean Division for British Airways from April 1997 to July 1999 and also served as Manager in British Airways' Eastern Europe division from October 1995 until April 1997. Mr. Dunkerley also served as a Vice President and Manager of British Airways from August 1989 to October 1995 in various capacities and was responsible for Commercial and Government Affairs for North America and Investor Relations for North America. Prior to joining British Airways, Mr. Dunkerley served as the Assistant to the Chief Executive Officer of the Miami International Airport from August 1985 to August 1989.

         H. Douglas Pinckney joined Worldwide in December 1999 as Senior Vice President of Sales and Marketing. From April 1999 to December 1999, Mr. Pinckney served as General Manager, Customer Service for North America with Sea-Land Service, Inc. From July 1986 to April 1999, Mr. Pinckney served in various sales and management positions with Sea-Land Service, Inc.

         Olivier Bijaoui joined Worldwide in January 1996 and has served as Senior Vice President for Europe since May 1996. From January 1993 to May 1996, Mr. Bijaoui served as President of SFS, a cargo handling company operated at Orly and Charles de Gaulle airports in Paris which had been built by Mr. Bijaoui and his father and was acquired by Worldwide in 1993. From 1980 until his promotion to President, Mr. Bijaoui served as managing director of SFS.

         Jonathan S. Weaver joined Worldwide in September 1988 and has served as Senior Vice President of Planning since February 1999. From August 1998 to February 1999, Mr. Weaver served as Vice President of Field Resources of Worldwide. From May 1997 to August 1998, he acted as Assistant Vice President of Field Resources. From March 1995 to May 1997, Mr. Weaver served as Director of Field Resources. Prior to March 1995, Mr. Weaver held various other management positions at Worldwide.

         Albert V. Casey has served as a director of Worldwide since March 1999. Mr. Casey rejoined the Edwin L. Cox School of Business at Southern Methodist University during July 1993 after having served as the school's Ann Cox Distinguished Professor of Business Policy from August 1986 to May 1988. Prior to rejoining the Business School, Mr. Casey was the President and Chief Executive Officer of the Resolution Trust Corporation from October 1991 to March 1993. Mr. Casey was the Chief Executive Officer of AMR Corp. and American Airlines from February 1974 until the retirement in February 1985. In 1986, Mr. Casey served as Postmaster General of the United States.

         Marcel Fournier has served as a director of Worldwide since March 1999. Mr. Fournier has served as a Managing Director of Castle Harlan, Inc. since December 1995. Prior to joining Castle Harlan, Inc., Mr. Fournier held various positions, including Managing Director, at the investment banking group of Lepercq, de Neuflize & Co., Inc. from November 1981 to November 1995. From June 1979 to November 1981, Mr. Fournier was Assistant Director of the United States office of the agency of the French Prime Minister.

         Leonard M. Harlan has served as a director of Worldwide since March 1999. Mr. Harlan is the President of Castle Harlan, Inc., which he co-founded in 1987, Castle Harlan Partners II GP, Inc. and Castle Harlan Partners III GP, Inc. Prior to founding Castle Harlan, from 1969 to 1995, Mr. Harlan was Chairman and Chief Executive Officer of the Harlan Company, a real estate investment banking and advisory firm. Mr. Harlan was also a member of the Executive Committee of the Harvard Business School Alumni Association, is currently a Trustee of the New York City Citizens Budget Commission and is on the Advisory Board of the Journal of Private Equity.

         Lieut. General Thomas G. McInerney (Retired) has served as a director of Worldwide since March 1999. General McInerney has served as the Chief Executive Officer and President of Business Executives for National Security
(BENS) since March 1996. Prior to joining BENS, General McInerney was Vice President of Command and Control for Loral Defense Systems-Eagan, which was formerly Unisys, Electronic Systems Division, from November 1994 to March 1996. Prior to 1994, General McInerney served in numerous key U.S. Air Force assignments and had extensive military command, including Assistant Vice Chief of Staff of the Air Force, Director of the Defense Performance Review, Vice Commander in Chief-United States Air Forces in Europe and Commander-Alaskan Air Command. General McInerney is also a member of the board of directors of Signal Technology Corporation.

         Bradley G. Stanius has served as a director of Worldwide since March 1999. Mr. Stanius has served as the Chief Executive Officer of Smarte Carte since December 1997, which he joined in 1992. Prior to joining Smarte Carte in 1992, Mr. Stanius served as the Chairman and Chief Executive Officer of Pharmaceutical Services, Inc. Mr. Stanius is also a former member of the Minnesota House of Representatives, served as the Republican caucus whip and is a former Mayor of White Bear Lake, Minnesota.

         Gilbert A. Yanuck has served as a director of Worldwide since March 1999. From 1971 through March 1999, Mr. Yanuck has held various positions with MAG Aerospace Industries, Inc., including President and Chief Executive Officer prior to retiring in March, 1999. Mr. Yanuck has also served and continues to serve as a consultant and a director of MAG Aerospace Industries, Inc.

ITEM 11.          EXECUTIVE COMPENSATION

         The following table indicates the 1999 contractual compensation of our Chief Executive Officer and our four other most highly compensated officers under their employment agreements. The table does not include discretionary bonuses, as none were accrued or paid in 1999. The compensation committee of the board of directors may, in the future, in its discretion increase the salary or bonus of any of these employees. Selected terms of their employment agreements are summarized below.


                                                                                OTHER ANNUAL      ALL OTHER
      NAME                      TITLE               SALARY      BONUS(5)        COMPENSATION     COMPENSATION
-----------------------   ------------------      ----------   ---------        ------------     ------------
Peter A. Pappas           Chairman and            $  270,000   $  50,000        $  19,000(6)          --
                          Chief Executive
                          Officer
Mark Dunkerley(1)         President and              235,000      62,500                 (7)          --
                          Chief Operating
                          Officer
A. Scott Letier(2)        Chief Financial            165,000          --                  --          --
                          Officer
Olivier Bijaoui           Senior Vice                184,000(3)   55,200                  --          --
                          President, Europe
H. Douglas Pinckney(4)    Senior Vice                175,000      20,000                 (8)          --
                          President, Sales
                          and Marketing

---------------

(1)      Hired on July 12, 1999.

(2) Hired on March 31, 1999. On January 27, 2000, Mr. Letier ceased to be employed by Worldwide.

(3)      Payable in French francs.

(4)      Hired on December 2, 1999.

(5) Some of our executive officers received signing bonuses when they entered into their employment agreements or upon the closing of the acquisition of Worldwide by our parent. These signing bonuses are described in the summaries of their employment agreements below.

(6) Consists of (a) $13,000 country club membership entrance fee, (b) $6,000 country club membership fees and (c) other perquisites not exceeding 25% of the total perquisites reported.

(7) Consists of an apartment in Dallas, Texas not to exceed a monthly rental of $2,500 and travel from Miami, Florida to and from Dallas, Texas not to exceed $3,500 per month.

(8) Consists of a maximum one time initiation fee of $18,000 for a country club membership and annual dues of $2,700.

1999 STOCK OPTION PLAN

         Our parent has established a stock option plan which provides for the granting of incentive stock options and non-qualified stock options to key employees, consultants and directors of our parent, our company and our subsidiaries to acquire shares of non-voting common stock of our parent. The granting of these options is made in the discretion of the compensation committee of the board of directors of our parent and each grantee will receive options over a period of five years. The exercise price of each option will be the fair market value of the stock on the date that the option is granted.

         Options vest and become exercisable based on the achievement of performance targets. The compensation committee of our parent will review performance targets annually or upon the sale of a majority of the stock of either our parent or the sale of all or substantially all of the assets of our parent, to determine what portion, if any, of the options will vest and become exercisable. If the grantee's employment is terminated for any reason, all options not yet exercisable as of the date of termination will expire.

         We have reserved 100,000 shares of non-voting common stock for issuance under the option plan. As of December 31, 1999, no options had been granted.

EMPLOYMENT AGREEMENTS AND ARRANGEMENTS

         PETER A. PAPPAS. We have an employment agreement with Peter A. Pappas for him to serve as our Chief Executive Officer. Mr. Pappas is to be paid an annual base salary of $270,000 per year and compensation committee of the board of directors, with a guaranteed minimum bonus of $50,000. The term of his agreement extends to September 30, 2001. Mr. Pappas's employment agreement provides that if he dies, becomes disabled, terminates his employment with good reason or if Worldwide terminates his employment without cause, he will be entitled to receive a severance payment, equal to his base salary for the remainder of his employment term and a termination bonus. If Mr. Pappas' employment is terminated other than for the reasons listed above, he will not receive any severance payment. If Mr. Pappas continues his employment until September 30, 2001 and the fair market value of the stock in our parent granted to him is less than the aggregate amount of bonuses paid to him throughout his employment term, Mr. Pappas will be entitled to receive an additional payment equal to the difference between his total bonuses and the fair market value of his stock in our parent.

         MARK DUNKERLEY. We have an employment agreement with Mark Dunkerley under which he serves as our Chief Operating Officer and President. This agreement extends to July 12, 2002. Mr. Dunkerley is to be paid an annual base salary of $235,000 per year and a discretionary annual cash bonus up to a maximum of 50% of his base salary, as determined by the compensation committee of Worldwide. Mr. Dunkerley was paid a signing bonus of $30,000 on July 12, 1999 and an additional signing bonus of $32,500 on October 12, 1999. Mr. Dunkerley's employment agreement also provides that if he terminates his employment with good reason or if Worldwide terminates his employment for any reason other than cause, he will be entitled to receive a severance payment equal to his base salary for the greater of 18 months and the remainder of his employment term. If there is a sale of a majority of the stock of our parent or the sale of all or substantially all of the assets of our parent, Mr. Dunkerley will have the right to terminate his employment and receive a lump sum severance payment equal to nine months of his base salary. If Mr. Dunkerley's employment is terminated for reasons other than those listed above, he will not receive any severance payment.

         A. SCOTT LETIER. On January 27, 2000, A. Scott Letier ceased to be employed by Worldwide. We had entered into an employment agreement with A. Scott Letier for him to serve as our Chief Financial Officer. In lieu of severance payments under his employment agreement, Worldwide and Mr. Letier reached a mutually agreeable severance package, the amount of which is not material to Worldwide.

         H. DOUGLAS PINCKNEY. We have an employment agreement with H. Douglas Pinckney for him to serve as our Senior Vice President, Sales and Marketing. This agreement extends to December 2, 2002. Mr. Pinckney is to be paid an annual base salary of $175,000 and a discretionary annual cash bonus up to 50% of his base salary, as determined by the compensation committee of Worldwide. Mr. Pinckney was paid a signing bonus of $20,000 on December 2, 1999 and will receive an additional signing bonus of $20,000 in April, 2000. If Worldwide terminates Mr. Pinckney's employment without cause, he shall receive severance payments equal to his base salary for the remainder of the employment term. If Mr. Pinckney's employment is terminated for any reason other than without cause, he will not receive any severance payment.

         OLIVIER BIJAOUI. We have an employment agreement with Olivier Bijaoui for him to serve as our Senior Vice President, Europe. The agreement took effect as of December 7, 1998 and extends until March 31, 2001. He is to be paid an annual base salary of 972,825 French francs. Mr. Bijaoui is also guaranteed an annual bonus of 30% of his base salary. Mr. Bijaoui also was paid a stay-in-place bonus equal to eight months of his base salary upon the closing of the acquisition of Worldwide by our parent. This agreement provides that if Mr. Bijaoui becomes disabled, terminates his employment with good reason, or if Worldwide terminates his employment without cause, he will be entitled to receive a severance payment equal to his base salary and bonus until the end of the term of his employment agreement. If Mr. Bijaoui's employment is terminated for reasons other than those listed above, he will not receive any severance payment.

         All of the employment agreements described above provide that each of the executives will receive life, disability and health insurance benefits for the period of time that they receive payments from Worldwide after their termination of employment, except for Mr. Pappas who will only receive these benefits until the end of his agreement's term if his employment terminates as a result of a disability.

         In addition, our parent and Worldwide have entered into non-competition and confidentiality agreements with each of Mr. Dunkerley and Mr. Pinckney that prohibit these executives from competing with or soliciting employees or customers of our parent, Worldwide or any of our subsidiaries. These limitations last for three years from the termination of employment if the executive leaves Worldwide without good reason or if he is terminated for cause. If the executive leaves our employment with good reason or is terminated without cause, the limitations on competition and solicitation will last for the remaining term of the employment agreement or eighteen months from the time of termination, whichever is longer. In addition, Mr. Dunkerley is currently prohibited from disclosing confidential information obtained while working for us.

COMMITTEES OF THE BOARD OF DIRECTORS

         Our board of directors presently has two committees, a compensation committee and an audit committee. The compensation committee is comprised of Messrs. Fournier, Harlan, Stanius and Yanuck and the audit committee is comprised of Mr. Casey, General McInerney and Mr. Fournier. The compensation committee establishes remuneration levels for some of our officers and performs other functions as may be delegated to it under our various benefit and executive compensation programs. The audit committee selects and engages the independent public accountants to audit our annual financial statements. The audit committee also reviews and approves the planned scope of the annual audit.

         The board of directors may from time to time establish other committees to facilitate our management.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No member of the Compensation Committee is a former or current officer or employee of the Worldwide or any of its subsidiaries. In addition, except as set forth below, there are no relationships among Worldwide's executive officers, members of the Compensation Committee or entities whose executives serve on the Board of Directors or the Compensation Committee that require disclosure under applicable Securities and Exchange Commission regulations.

         During fiscal 1999, we entered into a management agreement with Castle Harlan, Inc., as manager, under which the manager will provide us with business and organizational strategy, financial, investment management, advisory and merchant and investment banking services. Castle Harlan, Inc. is an affiliate of our parent, which owns all of our outstanding stock. In connection with our acquisition of Miami Aircraft Support, our entering into the senior secured credit facility, the $10.0 million equity contribution by our parent to us and the refinancing of our indebtedness, the management agreement was amended to provide an annual charge for services to be rendered of $1.25 million starting July 1, 2000 until December 31, 2002 and increasing to $2.0 million starting January 1, 2003 until December 31, 2005. The expenses for such services will be recorded ratably on a straight-line basis over the term of the agreement. Under the terms of the management agreement, $862,000 has been expensed for the nine months ended December 31, 1999. After December 31, 2005 the agreement will automatically renew each year unless canceled by either party. In connection with the acquisition of Worldwide from AMR Corporation, we paid $2.0 million to Castle Harlan, Inc. for reimbursement of expenses related thereto. Concurrent with the closing of the offering of the Original Notes and the senior secured credit facility, fees of $2.5 million were paid to Castle Harlan. Leonard M. Harlan and Marcel Fournier are both employed by Castle Harlan, Inc.

COMPENSATION OF DIRECTORS

         Messrs. Casey, McInerney, Stanius and Yanuck, as directors who are not otherwise associated with Worldwide or its affiliates, are paid $25,000 per year, payable quarterly. Mr. Harlan and Mr. Fournier, employees of Castle Harlan, Inc., and Mr. Pappas and Mr. Dunkerley, who are executive officers of Worldwide, do not receive compensation for serving as directors.

LIMITATIONS ON OFFICERS' AND DIRECTORS' LIABILITY

         Our Certificate of Incorporation indemnifies our officers and directors to the fullest extent permitted by the Delaware General Corporation Law, which is referred to in this report as the DGCL. Under Section 145 of the DGCL, a corporation may indemnify its directors, officers, employees and agents and its former directors, officers, employees and agents and those who serve, at the corporation's request, in such capacities with another enterprise, against expenses, including attorneys' fees, as well as judgments, fines and settlements in nonderivative lawsuits, actually and reasonably incurred in connection with the defense of any action, suit or proceeding in which they or any of them were or are made parties or are threatened to be made parties by reason of their serving or having served in that capacity. The DGCL provides, however, that the person must have acted in good faith and in a manner that he or she reasonably believed to be in, or not opposed to, the best interests of the corporation and, in the case of a criminal action, he or she must have had no reasonable cause to believe his or her conduct was unlawful. In addition, the DGCL does not permit indemnification in an action or suit by or in the right of the corporation where he or she has been adjudged liable to the corporation, unless, and only to the extent that, a court determines that he or she fairly and reasonably is entitled to indemnity for costs the court deems proper in light of liability adjudication. Indemnification is mandatory to the extent a claim, issue or matter has been successfully defended. The Certificate of Incorporation and the DGCL also prohibit limitations on officer or director liability for acts or omissions which resulted in a violation of a statute prohibiting dividend declarations, payments to stockholders after dissolution and particular types of loans. The effect of these provisions is to eliminate the rights of our company and our stockholders, through stockholders' derivative suits on behalf of our company, to recover monetary damages against an officer or director for breach of a fiduciary duty as an officer or director, except in the situations described above.

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors or officers of our company pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 12.          SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

         As a wholly-owned subsidiary of our parent, all of our issued and outstanding capital stock is held by our parent. As of December 31, 1999, our parent had outstanding 1,397,240 shares of voting common stock, $.01 par value per share, and 3,493,101 shares of Series A preferred stock, $.01 par value per share. Each share of voting common stock carries one vote while the shares of the Series A preferred stock are non-voting shares.

         The following table contains information with respect to the beneficial ownership of the voting common stock and Series A preferred stock of our parent as of February 29, 2000 by (1) any person or group who beneficially owns more than five percent of our parent's voting

                                                                       VERSION A

common stock or Series A preferred stock, (2) each of our directors and executive officers and (3) all of our directors and officers as a group. The following table, however, does not give effect to the issuance of warrants to purchase 74,750 shares of the voting common stock of our parent issued in connection with the original notes. All information with respect to beneficial ownership has been furnished to us by the respective stockholders of our parent.



                                                     NUMBER OF     PERCENTAGE     NUMBER OF     PERCENTAGE
                                                     SHARES OF      OF TOTAL      SHARES OF      OF TOTAL
NAME AND ADDRESS OF BENEFICIAL OWNER                  COMMON         COMMON       PREFERRED      PREFERRED
OWNER(1)                                               STOCK          STOCK         STOCK          STOCK
------------------------------------                 ---------     ----------     ---------     -----------
Castle Harlan Partners III,
L.P.(2)(3)(5)                                        1,353,982        96.9%        3,384,956       96.9%

Leonard M. Harlan(3)(4)(5)                              65,431         4.7            10,565         *

Peter A. Pappas                                         10,000          *             25,000         *

Mark Dunkerley                                          10,100          *             25,250         *

H. Douglas Pinckney                                      3,540          *              8,850         *

Olivier Bijaoui(6)                                       4,000          *             10,000         *

Jonathan S. Weaver                                       2,654          *              6,635         *

Albert V. Casey(5)                                       3,540          *              8,850         *

Marcel Fournier(5)(7)                                    1,770          *              4,425         *

Thomas G. McInerney(5)                                   1,770          *              4,425         *

Bradley G. Stanius(5)                                    1,770          *              4,425         *

Gilbert A. Yanuck(5)                                     1,770          *              4,425         *

All directors and officers as a group                   65,431         4.7           112,850        3.2
  (11 persons)

----------------

    *   Less than 1%.

    (1) Beneficial ownership includes shares of voting common stock and Series A preferred stock to be outstanding upon our parent's equity contribution and shares of voting common stock and Series A preferred stock that any person has the right to acquire within 60 days after February 29, 2000. Shares of voting common stock and Series A preferred stock not outstanding but deemed beneficially owned because a person or group has the right to acquire them within 60 days are treated as outstanding only for purposes of determining the percentage owned by that person or group. For purposes of this table, all fractional shares have been rounded to the nearest whole share. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole investment power with respect to the voting common stock and the Series A preferred stock, but (1) all of the shares of the voting common stock, except those held by Castle Harlan Partners III, L.P. and its affiliates, are restricted by a voting trust agreement under which Mr. Harlan acts as voting trustee and (2) all of the shares of Series A preferred stock are non-voting shares. Except as otherwise indicated in the footnotes to this table, the address for each person in the table is c/o Worldwide Flight Services, Inc., 1001 West Euless Boulevard, Suite 320, Euless, Texas 76040.

    (2) Includes 77,726 shares of voting common stock and 194,316 shares of Series A preferred stock held by related entities and persons, all of which may be deemed to be beneficially owned by Castle Harlan Partners III, L.P. Castle Harlan Partners III, L.P. disclaims beneficial ownership of these shares.

    (3) John K. Castle and Leonard M. Harlan are the controlling stockholders of Castle Harlan Partners III G.P., Inc., the general partner of the general partner of Castle Harlan Partners III, L.P., and as such, each of them may be deemed to be a beneficial owner of the shares owned by Castle Harlan Partners III, L.P. Both Mr. Castle and Mr. Harlan disclaim beneficial ownership of the shares in excess of their respective pro rata partnership interests in Castle Harlan Partners III, L.P. and its affiliates.

    (4) Includes 65,431 shares of voting common stock of entities and persons related to Castle Harlan Partners III, L.P. and some of our officers or directors, the voting of which Leonard M. Harlan may direct pursuant to a voting trust agreement under which Mr. Harlan acts as voting trustee. Mr. Harlan disclaims beneficial ownership of the shares subject to the voting trust agreement, other than 4,226 shares of voting common stock owned by him subject to the voting trust. The term of the voting trust is the maximum period allowed under Delaware law.

    (5) The address for this person is c/o Castle Harlan, Inc., 150 East 58th Street, New York, New York 10155.

    (6) The address for this person is c/o Societe de Fret et de Services, Zone Roissy-Tech, 5, Rue du cercle - Batiment 3312, Roissy CDG 96703, France.

    (7) All shares are held in Marcel Fournier's individual retirement account of which Mr. Fournier is the sole beneficiary. These shares may be deemed to be beneficially owned by Mr. Fournier. Mr. Fournier disclaims beneficial ownership of these shares.

ITEM 13.          RELATED PARTY TRANSACTIONS

          We entered into a management agreement with Castle Harlan, Inc., as manager, under which the manager will provide us with business and organizational strategy, financial, investment management, advisory and merchant and investment banking services. Castle Harlan, Inc. is an affiliate of our parent, which owns all of our outstanding stock. In connection with our acquisition of Miami Aircraft Support, our entering into the senior secured credit facility, the $10.0 million equity contribution by our parent to us and the refinancing of our indebtedness, the management agreement was amended to provide an annual charge for services to be rendered of $1.25 million starting July 1, 2000 until December 31, 2002 and increasing to $2.0 million starting January 1, 2003 until December 31, 2005. The expenses for such services are being recorded ratably on a straight-line basis over the term of the agreement. Under the terms of the management agreement, $862,000 has been expensed for the nine months ended December 31, 1999. After December 31, 2005 the agreement will automatically renew each year unless canceled by either party.

         In connection with the acquisition of Worldwide from AMR Corporation, we paid $2.0 million to Castle Harlan, Inc. for reimbursement of expenses related thereto. Concurrent with the closing of the offering of the Original Notes and the senior secured credit facility, fees of $2.5 million were paid to Castle Harlan.

         For a discussion of AMRS's transactions with its affiliates, see note 5 to the Worldwide's financial statements.

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  10-K.

         (a) (1) and (2) Financial Statements. See Index to Consolidated Financial Statements and Schedule which appears on F-1 herein.

         (a) (3) Exhibits.


                  EXHIBIT
                  NUMBER                     DESCRIPTION
                  -------   ------------------------------------------------
                    3.1     Certificate of Incorporation of Worldwide Flight
                            Services, Inc. with all amendments (formerly known
                            as AMR Services Corporation and AMR Airline Services
                            Corporation)*

                    3.2     Amended and Restated By-Laws of Worldwide Flight
                            Services, Inc. (formerly known as AMR Services
                            Corporation and AMR Airline Services Corporation)*

                    3.3     Certificate of Incorporation of Worldwide Flight
                            Finance Company with all amendments (formerly known as AMRS Holding Corporation and AMRS Finance
                            Company)*

                    3.4     By-Laws of Worldwide Flight Finance Company
                            (formerly known as AMRS Holding Corporation and AMRS
                            Finance Company)*

                    3.5     Certificate of Incorporation of Worldwide Flight
                            Security Service Corporation with all amendments
                            (formerly known as AMR Services Security Service
                            Corporation)*

                    3.6     By-Laws of Worldwide Flight Security Service
                            Corporation (formerly known as AMR Services Security
                            Service Corporation)*

                    3.7     Certificate of Incorporation of Aerolink
                            International, Inc. with all amendments*

                    3.8     By-Laws of Aerolink International, Inc.*

                    3.9     Certificate of Incorporation of Aerolink
                            Maintenance, Inc. with all amendments*

                    3.10    By-Laws of Aerolink Maintenance, Inc.*


                  EXHIBIT
                  NUMBER                     DESCRIPTION
                  -------   ------------------------------------------------
                    3.11    Certificate of Incorporation of Aerolink Management,
                            Inc. with all amendments*

                    3.12    By-Laws of Aerolink Management, Inc.*

                    3.13    Certificate of Limited Partnership of Aerolink
                            International, L.P.*

                    3.14    Agreement of Limited Partnership of Aerolink
                            International, L.P.*

                    3.15    Amended and Restated Articles of Incorporation of
                            Miami International Airport Cargo Facilities &
                            Services, Inc. (formerly known as Miami
                            International Container Freight Station Inc.)*

                    3.16    Amended and Restated By-Laws of Miami International
                            Airport Cargo Facilities & Services, Inc.*

                    3.17    Certificate of Incorporation of International
                            Enterprises Group, Inc. with all amendments*

                    3.18    Amended and Restated By-Laws of International
                            Enterprises Group, Inc.*

                    3.19    Certificate of Incorporation of Miami Aircraft
                            Support, Inc. with all amendments*

                    3.20    Amended and Restated By-Laws of Miami Aircraft
                            Support, Inc.*

                    4.1     Indenture, dated as of August 12, 1999, among
                            Worldwide Flight Services, Inc., The Bank of New
                            York as Trustee and Guarantors*

                    4.2     Form of 12 1/4 Senior Note due 2007, Series B
                            (included in exhibit 4.1)*

                    4.3     A/B Exchange Registration Rights Agreement, dated
                            August 12, 1999, by and among Worldwide Flight
                            Services, Inc., Guarantors and Initial Purchasers*

                    4.4     Form of Senior Guarantee (included in exhibit 4.1)*

                    4.5     Supplemental Indenture, dated as of September 7,
                            1999, by and among Worldwide Flight Services, Inc.,
                            The Bank of New York, as Trustee and Guarantors***


                  EXHIBIT
                  NUMBER                     DESCRIPTION
                  -------   ------------------------------------------------
                    9.1     Form of Voting Trust Agreement, among WFS Holdings,
                            Inc., Stockholders and Leonard M. Harlan*

                    10.1 Purchase Agreement, dated August 5, 1999 by and among the Registrant, WFS Holdings, Inc., the initial Guarantors and the Initial Purchasers*

                    10.2    Stock Purchase Agreement, dated May 28, 1999, among
                            Miami Aircraft Support, Worldwide Holding
                            Corporation, Anthony Romeo and Charles Micale*

                    10.3    WFS Holdings, Inc. 1999 Stock Option Plan*

                    10.4 Employment Agreement, effective October 1, 1998, between Peter A. Pappas and Worldwide Flight
                            Services, Inc. (formerly known as AMR Services
                            Corporation)*

                    10.5 Executive Employment Agreement dated May 30, 1999, between Worldwide Flight Services, Inc. and Mark
                            Dunkerley*

                    10.6    Executive Employment Agreement, dated March 29,
                            1999, between Worldwide Flight Services, Inc.
                            (formerly known as AMR Services Corporation) and
                            Scott Letier*

                    10.7 Employment Agreement, dated December 7, 1998, between Worldwide Flight Services, Inc. (formerly known as AMR Services Corporation) and Olivier
                            Bijaoui*

                    10.8 Employment Agreement, dated December 2, 1999, between Worldwide Flight Services, Inc. and H.
                            Douglas Pinckney ****

                    10.9    Credit Agreement dated as of August 12, 1999, among
                            WFS Holdings, Inc., Worldwide Flight Services, Inc., the Lenders party thereto, The Chase Manhattan Bank, as Administrative Agent, and DLJ Capital Funding,
                            Inc., as Syndication Agent*


                  EXHIBIT
                  NUMBER                     DESCRIPTION
                  -------   ------------------------------------------------
                    10.10   Security Agreement dated as of August 12, 1999,
                            among Worldwide Flight Services, Inc., each
                            subsidiary of WFS Holdings, Inc. listed on Schedule
                            I thereto and The Chase Manhattan Bank, a New York
                            banking corporation, as administrative agent for the
                            Secured Parties*

                    10.11 Indemnity, Subrogation and Contribution Agreement dated as of August 12, 1999, among Worldwide Flight
                            Services, Inc., each subsidiary of WFS Holdings,
                            Inc. listed on Schedule I thereto and The Chase
                            Manhattan Bank, a New York banking corporation, as administrative agent for the Secured Parties*

                    10.12 Guarantee Agreement dated as of August 12, 1999, among WFS Holdings, Inc., each subsidiary of our parent listed on Schedule I thereto and The Chase
                            Manhattan Bank, a New York banking corporation, as administrative agent for the Secured Parties*

                    10.13   Pledge Agreement dated as of August 12, 1999, among
                            Worldwide Flight Services, Inc., WFS Holdings, Inc., each subsidiary of WFS Holdings, Inc. listed on
                            Schedule I thereto and The Chase Manhattan Bank, a
                            New York banking corporation, as administrative agent for the Secured Parties*

                    10.14 Amended and Restated Stock Purchase Agreement dated as of December 23, 1998 among MR Services
                            Acquisition Corporation, AMR Services Holding
                            Corporation and AMR Corporation**

                    12.1 Statement regarding Computation of Ratio of Earnings to Fixed Charges of Worldwide Flight Services,
                            Inc.****

                    21      Subsidiaries of Worldwide Flight Services, Inc.*

                    27      Financial Data Schedule****

                    99.1    Proforma Financial Indenture Data****


---------------

*        Previously filed in Registration Statement No. 333-88593 on October 7,
         1999

** Previously filed in Amendment No. 1 to Registration Statement No. 333-88593 on November 24, 1999

*** Previously filed in Amendment No. 3 to Registration Statement No. 333-88593 on January 26, 2000

****     Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Worldwide Flight Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas on the 30th day of March, 2000.

                                              WORLDWIDE FLIGHT SERVICES, INC.


                                              By:      /s/ Peter A. Pappas
                                                  ------------------------
                                              Name:  Peter A. Pappas
                                              Title: Chairman of the Board and
                                              Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURES                                                     TITLES                         DATE

   /s/  Peter A. Pappas                          Chairman of the Board of Directors,      March 30, 2000
--------------------------------------------         Chief Executive Officer and
Peter A. Pappas                                      Director (principal executive
                                                     officer)


   /s/  Mark Dunkerley                           President, Chief Operating Officer and   March 30, 2000
--------------------------------------------         Director
Mark Dunkerley

   /s/  Abel Palacios                            Controller (principal financial and      March 30, 2000
--------------------------------------------         accounting officer)
Abel Palacios

   /s/  Leonard M. Harlan                        Director                                 March 30, 2000
--------------------------------------------
Leonard M. Harlan

   /s/  Marcel Fournier                          Director                                 March 30, 2000
--------------------------------------------
Marcel Fournier

   /s/  Albert V. Casey                          Director                                 March 30, 2000
--------------------------------------------
Albert V. Casey

   /s/  Thomas G. McInerney                      Director                                 March 30, 2000
--------------------------------------------
Lieut. General Thomas G. McInerney

   /s/ Bradley G. Stanius                        Director                                 March 30, 2000
--------------------------------------------
Bradley G. Stanius

   /s/  Gilbert A. Yanuck                        Director                                 March 30, 2000
--------------------------------------------
Gilbert A. Yanuck

                                                                    EXHIBIT 10.8

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Worldwide Flight Finance Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas on the 30th day of March, 2000.


                                    WORLDWIDE FLIGHT FINANCE
                                    COMPANY


                                    By:     /s/  Peter A. Pappas
                                        ------------------------
                                    Name:  Peter A. Pappas
                                    Title: Chairman of the Board and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURES                                                     TITLES                           DATE

  /s/  Peter A. Pappas                           Chairman of the Board of Directors,      March 30, 2000
--------------------------------------------     President and Director (principal
Peter A. Pappas                                  executive officer)

  /s/  Abel Palacios                             Controller (principal financial and      March 30, 2000
--------------------------------------------     accounting officer)
Abel Palacios

  /s/  Gary Burtzlaff                            Vice President and Director              March 30, 2000
--------------------------------------------
Gary Burtzlaff

  /s/ James Enright                              Vice President and Secretary             March 30, 2000
--------------------------------------------     and Director
James Enright

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Worldwide Flight Finance Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas on the 30th day of March, 2000.


                                            WORLDWIDE FLIGHT SECURITY
                                            SERVICE CORPORATION


                                            By:     /s/  Peter A. Pappas
                                                ------------------------
                                            Name:  Peter A. Pappas
                                            Title: President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


SIGNATURES                                                    TITLES                          DATE

  /s/  Peter A. Pappas                           President and Director (principal        March 30, 2000
--------------------------------------------     executive officer)
Peter A. Pappas

  /s/  Abel Palacios                             Controller (principal financial and      March 30, 2000
--------------------------------------------     accounting officer)
Abel Palacios

  /s/  Gary Burtzlaff                            Vice President and Director              March 30, 2000
--------------------------------------------
Gary Burtzlaff

  /s/  Patricia Kearney                          Assistant Vice President and Director    March 30, 2000
--------------------------------------------
Patricia Kearney

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Worldwide Flight Finance Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas on the 30th day of March, 2000.


                                 MIAMI INTERNATIONAL AIRPORT
                                 CARGO FACILITIES & SERVICES, INC.


                                 By:     /s/  Peter A. Pappas
                                     ------------------------
                                 Name:  Peter A. Pappas
                                 Title: Chairman of the Board and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


SIGNATURES                                                    TITLES                          DATE

  /s/  Peter A. Pappas                           Chairman of the Board of Directors,      March 30, 2000
--------------------------------------------     Chief Executive Officer and Director
Peter A. Pappas                                  (principal executive officer)


  /s/  Abel Palacios                             Controller (principal financial and      March 30, 2000
--------------------------------------------     accounting officer)
Abel Palacios

  /s/  James Enright                             Vice President and Secretary             March 30, 2000
--------------------------------------------     and Director
James Enright

  /s/  Gary Burtzlaff                            Vice President and Director              March 30, 2000
--------------------------------------------
Gary Burtzlaff

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Worldwide Flight Finance Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas on the 30th day of March, 2000.


                                   INTERNATIONAL ENTERPRISES
                                   GROUP, INC.


                                   By:     /s/  Peter A. Pappas
                                       -------------------------------
                                   Name:  Peter A. Pappas
                                   Title: Chairman of the Board and
                                   Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


SIGNATURES                                                    TITLES                          DATE

  /s/  Peter A. Pappas                           Chairman of the Board of Directors,      March 30, 2000
--------------------------------------------     Chief Executive Officer and Director
Peter A. Pappas                                  (principal executive officer)


  /s/  Mark Dunkerley                            President, Chief Operating Officer and   March 30, 2000
--------------------------------------------     Director
Mark Dunkerley

  /s/  Abel Palacios                             Controller (principal financial          March 30, 2000
--------------------------------------------
Abel Palacios                                    and accounting officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Worldwide Flight Finance Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas on the 30th day of March, 2000.


                                         MIAMI AIRCRAFT SUPPORT, INC.


                                         By:     /s/  Peter A. Pappas
                                             ------------------------
                                         Name:  Peter A. Pappas
                                         Title: Chairman of the Board and
                                         Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


SIGNATURES                                                    TITLES                          DATE

  /s/  Peter A. Pappas                           Chairman of the Board of Directors,      March 30, 2000
--------------------------------------------     Chief Executive Officer and Director
Peter A. Pappas                                  (principal executive officer)


  /s/ Mark Dunkerley                             Vice Chairman of the Board of            March 30, 2000
--------------------------------------------     Directors, Chief Operating Officer and
Mark Dunkerley                                   Director


  /s/ Abel Palacios                              Controller (principal financial          March 30, 2000
--------------------------------------------     and accounting officer)
Abel Palacios

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Worldwide Flight Finance Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas on the 30th day of March, 2000.


                                      AEROLINK INTERNATIONAL, INC.


                                      By:     /s/  Peter A. Pappas
                                          ------------------------
                                      Name:  Peter A. Pappas
                                      Title: Chairman of the Board and
                                      Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


SIGNATURES                                                    TITLES                          DATE

  /s/  Peter A. Pappas                           Chairman of the Board of Directors,      March 30, 2000
--------------------------------------------     Chief Executive Officer and Director
Peter A. Pappas                                  (principal executive officer)

  /s/ Mark Dunkerley                             Vice Chairman of the Board of            March 30, 2000
--------------------------------------------     Directors, Chief Operating Officer and
Mark Dunkerley                                   Director


  /s/ Abel Palacios                              Controller (principal financial          March 30, 2000
--------------------------------------------     and accounting officer)
Abel Palacios

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Worldwide Flight Finance Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas on the 30th day of March, 2000.


                                        AEROLINK MAINTENANCE, INC.


                                        By:     /s/  Peter A. Pappas
                                            ------------------------
                                        Name:  Peter A. Pappas
                                        Title: Chairman of the Board and
                                        Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


SIGNATURES                                                    TITLES                          DATE

  /s/  Peter A. Pappas                           Chairman of the Board of Directors,      March 30, 2000
--------------------------------------------     Chief Executive Officer and Director
Peter A. Pappas                                  (principal executive officer)

  /s/ Mark Dunkerley                             Vice Chairman of the Board of            March 30, 2000
--------------------------------------------     Directors, Chief Operating Officer and
Mark Dunkerley                                   Director


  /s/ Abel Palacios                              Controller (principal financial          March 30, 2000
--------------------------------------------     and accounting officer)
Abel Palacios

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Worldwide Flight Finance Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas on the 30th day of March, 2000.


                                       AEROLINK MANAGEMENT, INC.


                                       By:     /s/  Peter A. Pappas
                                           ------------------------
                                       Name:  Peter A. Pappas
                                       Title: Chairman of the Board and
                                       Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


SIGNATURES                                                    TITLES                          DATE

  /s/  Peter A. Pappas                           Chairman of the Board of Directors,      March 30, 2000
--------------------------------------------     Chief Executive Officer and Director
Peter A. Pappas                                  (principal executive officer)

  /s/ Mark Dunkerley                             Vice Chairman of the Board of            March 30, 2000
--------------------------------------------     Directors, Chief Operating Officer and
Mark Dunkerley                                   Director


  /s/ Abel Palacios                              Controller (principal financial          March 30, 2000
--------------------------------------------     and accounting officer)
Abel Palacios

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Worldwide Flight Finance Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas on the 30th day of March, 2000.


                            AEROLINK INTERNATIONAL, L.P.


                            By:  AEROLINK MANAGEMENT, INC.
                                 Its general partner


                                    /s/  Peter A. Pappas
                            --------------------------------------
                            Name:  Peter A. Pappas
                            Title: Chairman of the Board and
                            Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


SIGNATURES                                                    TITLES                          DATE

  /s/  Peter A. Pappas                           Chairman of the Board of Directors,      March 30, 2000
--------------------------------------------     Chief Executive Officer and Director
Peter A. Pappas                                  (principal executive officer)

  /s/ Mark Dunkerley                             Vice Chairman of the Board of            March 30, 2000
--------------------------------------------     Directors, Chief Operating Officer and
Mark Dunkerley                                   Director


  /s/ Abel Palacios                              Controller (principal financial          March 30, 2000
--------------------------------------------     and accounting officer)
Abel Palacios

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements of Worldwide Flight
    Services, Inc. (and Predecessor AMR Services Corporation)

Report of Ernst & Young LLP, Independent Auditors...........................................................F-2

Consolidated Balance Sheets-As of December 31, 1998 and December 31, 1999...................................F-3

Consolidated Statements of Operations-Years ended
December 31, 1997 and 1998, the three months ended
March 31, 1999 and nine months ended December 31, 1999......................................................F-4

Consolidated Statements of Stockholders' Equity-Years
ended December 31, 1997 and 1998, the three months
ended March 31, 1999 and nine months ended December 31, 1999................................................F-5

Consolidated Statements of Cash Flows-Years
     ended December 31, 1997 and 1998, the three months ended
     March 31, 1999 and nine months ended December 31, 1999.................................................F-6

Notes to Consolidated Financial Statements..................................................................F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholder of
Worldwide Flight Services, Inc.

         We have audited the accompanying consolidated balance sheets of AMR Services Corporation (the "Predecessor"), as of December 31, 1998 and Worldwide Flight Services as of December 31, 1999, and the related consolidated statements of operations, stockholder's equity, and cash flows for the years ended December 31, 1997 and December 31, 1998 and for the three months ended March 31, 1999, of AMR Services Corporation and the consolidated statements of operations, stockholder's equity, and cash flows for the nine months ended December 31, 1999 of Worldwide Flight Services. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMR Services Corporation at December 31, 1998 and the consolidated financial position of Worldwide Flight Services as of December 31, 1999 and the consolidated results of operations and cash flows for the years ended December 31, 1997 and 1998 and for the three months ended March 31, 1999 of AMR Services Corporation and the consolidated results of operations and cash flows for the nine months ended December 31, 1999 of Worldwide Flight Services in conformity with accounting principles generally accepted in the United States.

                                                          /s/ ERNST & YOUNG LLP

Dallas, Texas
March 14, 2000

                         WORLDWIDE FLIGHT SERVICES, INC.
                       (FORMERLY AMR SERVICES CORPORATION)

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                     ASSETS

                                                                             Predecessor
                                                                                 AMRS           Worldwide
                                                                          ---------------     ---------------
                                                                             December 31,      December 31,
                                                                                 1998              1999
Current Assets:
  Cash and cash equivalents ..........................................    $        14,200     $         1,775
  Restricted cash equivalent .........................................                 --                 750
  Accounts receivable, less allowance for doubtful
     accounts of $449, and $1,428, respectively ......................             31,255              73,144
  Deferred income taxes ..............................................              2,445               4,305
  Prepaid and other current assets ...................................              3,340               7,413
                                                                          ---------------     ---------------
     Total current assets ............................................             51,240              87,387
Equipment and property:
  Equipment and property, at cost ....................................             68,050              45,915
  Less accumulated depreciation ......................................             39,276               3,185
                                                                          ---------------     ---------------
                                                                                   28,774              42,730
Intangible assets including Goodwill, net ............................              6,512             105,559
Other long-term assets ...............................................              2,170              10,465
                                                                          ---------------     ---------------
     Total assets ....................................................    $        88,696     $       246,141
                                                                          ===============     ===============


                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
  Accounts payable ...................................................    $        10,543     $        23,350
  Accrued salaries, wages, and benefits ..............................             10,317              13,308
  Other accrued liabilities ..........................................              3,681              21,404
  Current portion of long-term debt ..................................                952               2,876
                                                                          ---------------     ---------------
     Total current liabilities .......................................             25,493              60,938
  Deferred income taxes ..............................................                838              14,233
  Long-term debt, less current portion ...............................                 --             137,081
  Stockholder's equity:
     Common stock ....................................................                  1                  --
     Additional paid-in capital ......................................             15,000              38,918
     Retained earnings (deficit) .....................................             48,394              (3,197)
     Accumulated other comprehensive loss ............................             (1,030)             (1,832)
                                                                          ---------------     ---------------
           Total stockholder's equity ................................             62,365              33,889
                                                                          ---------------     ---------------
           Total liabilities and stockholder's equity ................    $        88,696     $       246,141
                                                                          ===============     ===============


                             See accompanying notes

                         WORLDWIDE FLIGHT SERVICES, INC.
                       (FORMERLY AMR SERVICES CORPORATION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                               PREDECESSOR
                                                                  AMRS                                 WORLDWIDE
                                         ----------------------------------------------------        ------------
                                                                                    THREE                NINE
                                          YEAR ENDED                               MONTHS               MONTHS
                                         DECEMBER 31,                               ENDED                ENDED
                                         ------------                             MARCH 31,          DECEMBER 31,
                                             1997                1998               1999                 1999
                                         ------------        ------------        ------------        ------------
Revenues:

   External customers .................. $    147,841        $    155,443        $     38,640        $    216,870

   Affiliates ..........................       75,249              74,299              22,835                  --
                                         ------------        ------------        ------------        ------------
     Total operating
      revenues .........................      223,090             229,742              61,475             216,870

   Expenses
     Salaries, wages, and
       benefits ........................      144,422             154,706              39,679             141,161

     Material, supplies, and
       services ........................       33,384              28,047               7,744              25,278

     Equipment and facilities
       rental ..........................       11,059              13,597               3,641              13,529

     Depreciation and
       amortization ....................        5,643               5,908               1,627               9,112

     Other miscellaneous
       expenses ........................       15,847              13,632               4,784              20,163

     General and administrative
       allocated expenses ..............        5,887               5,798               2,269                  --
                                         ------------        ------------        ------------        ------------

   Total operating
   expenses ............................ $    216,232        $    221,688        $     59,744        $    209,243
                                         ------------        ------------        ------------        ------------
Operating income from
continuing operations ..................        6,858               8,054               1,731               7,627

Interest expense, net ..................           --                  --                  --              (9,950)

Interest income ........................        1,421               2,160                 440                  --

Other income (expense), net ............         (584)                580                (552)               (337)
                                         ------------        ------------        ------------        ------------
Income (loss) from continuing
operations before income taxes
and extraordinary loss .................        7,695              10,794               1,619              (2,660)

Provision (benefit) for
income taxes ...........................        3,309               4,490                 644                (660)
                                         ------------        ------------        ------------        ------------
Income (loss) from continuing
operations before extraordinary
loss ...................................        4,386               6,304                 975              (2,000)

Extraordinary loss on early
extinguishment of debt, net of tax
benefit of $762 ........................           --                  --                  --              (1,197)

Loss from discontinued
operations, net of tax benefits of
$395 and $139, respectively ............           --                (552)               (210)                 --
                                         ------------        ------------        ------------        ------------
Net income (loss) ...................... $      4,386        $      5,752        $        765        $     (3,197)
                                         ============        ============        ============        ============

                             See accompanying notes.

                         WORLDWIDE FLIGHT SERVICES, INC.
                       (FORMERLY AMR SERVICES CORPORATION)

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                 (IN THOUSANDS)



                                                                                PREDECESSOR AMRS
                                          ----------------------------------------------------------------------------------------
                                                                                                  ACCUMULATED
                                                                                                      OTHER
                                                                                  RETAINED        COMPREHENSIVE           TOTAL
                                            COMMON             PAID IN            EARNINGS            INCOME          STOCKHOLDER'S
                                             STOCK             CAPITAL            (DEFICIT)            (LOSS)             EQUITY
                                          ------------       ------------       ------------       ------------       ------------

Balance at December 31, 1997 ...........  $          1       $     15,000       $     42,642       $       (887)      $     56,756
   Net income ..........................            --                 --              5,752                 --              5,752
   Foreign currency translation (loss)..            --                 --                 --               (143)              (143)
                                                                                                                      ------------
     Total comprehensive income ........                                                                                     5,609
                                          ------------       ------------       ------------       ------------       ------------

Balance at December 31, 1998 ...........             1             15,000             48,394             (1,030)            62,365
   Net Income ..........................            --                 --                765                 --                765
   Foreign currency translation (loss)..            --                 --                 --                223                223
                                                                                                                      ------------
     Total comprehensive income ........                                                                                       988
                                          ------------       ------------       ------------       ------------       ------------

Balance at March 31, 1999 ..............             1             15,000             49,159               (807)            63,353


   Sale of AMRS ........................            (1)           (15,000)           (49,159)               807            (63,353)

                                                                                WORLDWIDE
                                          ----------------------------------------------------------------------------------------

   Sale of stock to parent .............            --       $     28,250                 --                 --       $     28,250
   Equity contribution by parent .......            --             10,668                 --                 --             10,668
   Net loss ............................            --                 --             (3,197)                --             (3,197)
   Foreign currency translation
   (loss) ..............................            --                 --                 --             (1,832)            (1,832)
                                          ------------       ------------       ------------       ------------       ------------
     Total comprehensive  loss                                                                                              (5,029)
                                          ------------       ------------       ------------       ------------       ------------
Balance at December 31, 1999 ...........            --       $     38,918       $     (3,197)      $     (1,832)      $     33,889
                                          ============       ============       ============       ============       ============


                             See accompanying notes.

                         WORLDWIDE FLIGHT SERVICES, INC.
                       (FORMERLY AMR SERVICES CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        PREDECESSOR
                                                                            AMRS                             WORLDWIDE
                                                     ----------------------------------------------------   ------------
                                                                                                THREE           NINE
                                                               YEAR ENDED                       MONTHS          MONTHS
                                                               DECEMBER 31,                     ENDED           ENDED
                                                     --------------------------------          MARCH 31,     DECEMBER 31,
                                                         1997                1998                1999            1999
                                                     ------------        ------------        ------------   ------------
Operating Activities:
Net income (loss) ................................   $      4,386        $      5,752        $        765   $     (3,197)
   Adjustments to reconcile net earnings to net...
   cash provided by operating activities:
   Depreciation and amortization .................          5,643               6,333               1,627          9,112
   Deferred income taxes .........................           (292)                933               1,584         (4,226)
   Extraordinary loss ............................             --                  --                  --          1,959
   Other .........................................             --                  --                  --            494
Change in assets and liabilities:
   Accounts receivable ...........................          3,969              (5,630)             (4,190)       (29,983)
   Other assets ..................................           (357)               (506)                183         (4,605)
   Accounts payable and accrued liabilities ......           (658)             (4,008)             (7,117)        26,941
                                                     ------------        ------------        ------------   ------------
Net cash provided by (used in ) operating
activities .......................................         12,691               2,874              (7,148)        (3,505)
Investing Activities:
   Capital expenditures ..........................        (12,662)             (7,219)             (1,688)        (6,439)
   Acquisitions, net of cash .....................             --              (1,500)                 --       (149,833)
   Other .........................................            119                (499)                 26           (750)
                                                     ------------        ------------        ------------   ------------
Net cash used in investing activities ............        (12,543)             (9,218)             (1,662)      (157,022)
Financing Activities:
   Proceeds from sale of senior notes ............             --                  --                  --        126,793
   Issue costs on long term debt .................             --                  --                  --        (10,204)
   Proceeds from long-term debt ..................             --                  --                  --         85,997
   Payments on long-term debt ....................             --                  --                  --        (78,959)
   Proceeds from sale of stock ...................             --                  --                  --         28,250
   Equity contribution by parent .................             --                  --                  --         10,425
   Dividend to parent ............................             --                  --              (5,390)            --
                                                     ------------        ------------        ------------   ------------
Net cash provided by (used in) financing
activities .......................................             --                  --              (5,390)       162,302
Net increase (decrease) in cash and cash
equivalents ......................................            148              (6,344)            (14,200)         1,775
Cash and cash equivalents at beginning of
period ...........................................         20,396              20,544              14,200             --
Cash and cash equivalents at end of period .......   $     20,544        $     14,200        $         --   $      1,775
                                                     ============        ============        ============   ============
Supplemental Disclosures of Cash Flow
Information:
Cash paid (refunded) for income taxes ............   $      3,017        $      3,162              (1,079)         1,303
Cash paid for interest ...........................             --                  --                  --          3,406
Non-cash transactions:
   Note payable for acquisition ..................             --        $        914                  --             --
   Value of warrants issued by parent ............                                                                   242

                             See accompanying notes.

                         WORLDWIDE FLIGHT SERVICES, INC.
                       (FORMERLY AMR SERVICES CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS AND BASIS OF PRESENTATION

         On March 31, 1999, MR Services Acquisition Corporation completed the acquisition of all of the outstanding stock of AMR Services Corporation ("Predecessor"), a wholly owned subsidiary of AMR Services Holding Corporation, which was a wholly owned subsidiary of AMR Corporation, the parent company of American Airlines, Inc. ("American"). MR Services Acquisition Corporation was immediately merged with and into AMRS, and AMRS, the surviving corporation was renamed Worldwide Flight Services, Inc. ("Worldwide"). Worldwide is owned by WFS Holdings, Inc. ("Holdings" or "Parent"). The acquisition was funded by an initial capital contribution by the parent of $28.3 million and borrowings under a term debt facility and revolving credit facility (see Note 3). The initial purchase price was $75.0 million plus subsequent adjustments for working capital and capital spending, all of which is described in more detail in Note 3. The acquisition as of March 31, 1999 has resulted in a new entity as well as a change in the basis of accounting and as a result, financial information at any point or for any period subsequent to March 31, 1999 is not comparable to financial information at any point or for any period prior to the acquisition.

         Prior to the acquisition, some subsidiaries, divisions and branches of AMRS were sold or transferred to AMR Corporation. As a result, the accompanying consolidated historical financial statements of the Predecessor have been adjusted to exclude certain subsidiaries, divisions, or branches, in order to achieve a consistent presentation of the entities included in the acquisition as discussed above. The excluded subsidiaries, divisions, or branches include AMR Combs, Inc.; the logistics division (consisting of the CP19 warehouse, McKesson, Southland, and Airbourne branches); Dalfort Aviation Services, LP; the Warsaw operations branch; and the ground services branch in Spain servicing American contracts. As a result, the financial statements presented herein do not represent the legal entity AMR Services Corporation as it existed during 1997 or 1998 or at December 31, 1998 or March 31, 1999, but rather represent the entity to be sold. The accompanying financial statements were prepared from the historical accounting records of AMR Corporation. These financial statements included all revenues of the Predecessor and all items of expense directly incurred by it and expenses charged or allocated to it by AMR Corporation in the normal course of business.

         On August 12, 1999, Worldwide purchased all of the stock of Miami Aircraft Services, Inc. ("MAS"), an independent provider of express air cargo handling services in the United States, for $63.0 million plus transactions costs. Also, on August 23, 1999, Worldwide completed the acquisition of Aerolink International, Inc. and affiliates ("Aerolink"), a provider of ground services, located in Pittsburgh, Pennsylvania for a purchase price of $5.9 million plus possible additional consideration. The operations of MAS and Aerolink are included in the operations of Worldwide since the date of acquisition. (see Note
3)

         Worldwide is an independent provider of ground services which operates in four separate areas: cargo handling and ramp, passenger and technical services. Cargo handling activities includes the loading and unloading of cargo aircraft, the build-up and break-down of cargo and other services. Ramp services include loading and unloading, aircraft marshaling, aircraft push-back, cabin cleaning, and providing heating, air-conditioning, lavatory and water services. Passenger services include passenger ticketing, curbside and ticket counter check-in boarding services, baggage claim and other services for passengers. Technical services include jet bridge and ground equipment maintenance, aircraft de-icing, freight management, aircraft fueling and other services.

         Worldwide operates in airports around the world, after completion of the acquisitions described in Note 3, with primary operations in New York City, New York; Dallas, Texas; Miami, Florida; Pittsburgh, Pennsylvania, Paris, France; and Hong Kong, China. International operations are generally organized as either foreign branches or separately incorporated subsidiaries.

         All material intercompany balances and transactions for the entity have been eliminated in consolidation.

         The financial statements of Worldwide's foreign subsidiaries and branches are translated as if the local currency were the functional currency. Accordingly, assets and liabilities of the foreign subsidiaries and branches are translated at end-of-period rates. Operations are translated at average exchange rates in effect during the period. Included in other income/(expense) net are foreign exchange gains (losses) resulting from foreign currency transactions of $(584,000), $440,000 and $(552,000) for the years ended December 31, 1997 and
1998 and the three months ended March 31, 1999, respectively. Worldwide has concluded that certain of its intercompany notes receivable from its foreign subsidiaries represent permanent investments in those operations and as a result have classified approximately $362,000 in devaluation losses on these notes as a component of the cumulative translation adjustment.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Revenue Recognition

         Worldwide recognizes fees from its services contracts as service is provided. The terms of the service contracts are generally cancellable by either party on 60 days' notice or less for any reason, except contracts with American and its affiliates which were extended to a term of five years from the acquisition date. Worldwide provides services to a significant number of airlines around the world with typical payment terms of 30-60 days. Worldwide routinely analyzes the credit worthiness of its customers and generally does not require collateral.

         Business and Concentrations of Credit Risk

         For the nine months ended December 31, 1999, Worldwide derived approximately 28% of its revenues from one customer and its affiliates. As of December 31, 1999, the Company had outstanding receivables from this customer and its affiliates of $18.4 million, which amount is partially offset by certain payables to that customer of approximately $8.0 million (classified in accounts payable) on which payment terms have been extended for six to nine months. If Worldwide experiences a significant reduction in business from its significant customer, it could result in material harm to its business, financial condition and future results. Revenues from this significant customer could decrease either because they choose to use other third party ground service providers or because they choose to perform these services using their own personnel.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

         Cash and Cash Equivalents

         Cash and cash equivalents consist of cash and short-term, highly liquid investments with maturities of 90 days or less when purchased. As of December 31, 1999, approximately $750,000 of cash equivalents are restricted by the Company's commercial banking arrangement.

         Long-lived Assets

         The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets held for sale are reported at the lower of the carrying amount or fair value less costs to sell.

         Intangibles (Predecessor)

         Intangibles result primarily from the acquisition discussed in Note 10 (the Cyclone Acquisition) and certain prior acquisitions of freight handling companies in Miami, Florida, and Paris, France. Intangibles are amortized on a straight-line basis over 30 years. Worldwide continually evaluates intangible assets to determine whether current events and circumstances warrant adjustment of the carrying value or amortization periods. See Note 3 for a description of the Worldwide acquisition and the related intangible.

         Intangible assets consist of goodwill of $6,760,000 at December 31, 1998 (net of accumulated amortization of $1,678,000) and other intangibles of $1,922,000 at December 31, 1998, (net of accumulated amortization of $492,000).

         Intangibles (Worldwide Flight Services)

         Intangible assets of $105,559,000 at December 31, 1999 (net of accumulated amortization of $3,038,000) consist primarily of values assigned to customer relationships and goodwill from the acquisitions of AMR Services, MAS and Aerolink. Included in intangible assets are customer lists of approximately $32,000,000 (net of accumulated amortization of $1,200,000). Intangibles and goodwill are both being amortized over 20 years. (See Note 3)

         Financial Instruments

         Worldwide purchases interest rate cap agreements to hedge interest on variable-rate debt instruments. To the extent Worldwide has borrowings outstanding on variable-rate debt instruments, interest rate cap agreements are deferred and recognized as an adjustment to interest expense on the variable rate debt. Notional amounts in excess of variable-rate debt outstanding are marked to market with the resulting gain or loss being included in interest expense.

         Income Taxes

         The Predecessor was included in AMR Corporation's consolidated United States federal income tax return and state income tax returns in unitary states. Under the terms of AMR Corporation's tax sharing policy, income taxes are allocated to AMR Corporation subsidiaries as if the subsidiaries were separate taxable entities. The Predecessor computes its provision for deferred federal income taxes using the liability method as if it were a separate taxpayer. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. As part of the provisions of the acquisition agreement with AMR Corporation, income, franchise, ad valorem, and other tax liabilities for periods prior to March 31, 1999 remain the liability of by AMR Corporation.

         Worldwide will be included in Holdings' consolidated United States federal income tax return and state income tax returns in unitary states. Under the terms of Holdings' tax sharing policy, income taxes will be allocated to Holdings' subsidiaries as if the subsidiaries were separate taxable entities. Worldwide computes its provision for deferred federal income taxes using the liability method as if it were a separate taxpayer. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates.

         Common Stock and Stock Options

         The Predecessor had 1000 shares of issued, authorized, and outstanding $1.00 par value common stock at December 31, 1998. Worldwide has 1,000 shares of issued, authorized, and outstanding $.01 par value common stock at December 31, 1999. Certain Worldwide employees are covered by a stock option plan which will grant shares of its Parent's nonvoting common stock. Such grants will vest over various periods of time (generally five years), subject to certain conditions. As of March 14, 2000, there have been no shares granted under the stock option plan. Stock options that will be granted to employees and outside directors will be accounted for using the intrinsic value of the options granted.

         In connection with the placement of $130,000,000 in Senior Notes (see
Note 4) in a private placement, Holdings issued 130,000 warrants which will entitle the holders to purchase an aggregate of 74,750 shares of its non-voting common stock. The warrants represent approximately 5% of the common stock of Holdings at an exercise price of $.01 per share. The warrants cannot be exercised until a public offering of Holdings is consummated, a class of common stock is listed on a national securities exchange, or certain other exercise events occur.

         Segments

         Worldwide reports financial information and evaluates its operations by location and not by its four different services areas. The Company does not have discrete financial information to evaluate the operating results for each of the four ground service categories. Although revenue can be identified for these service categories, management can not and does not identify expenses, profitability or other financial information for these service categories. As a result, management, including the chief operating decision makers, reviews operating results solely by location and thus the Company has determined that it operates under one reportable segment. Worldwide determined it operates under one reportable segment.

         Accounts Receivable

         The following summarizes the activity in the allowance for doubtful accounts for the following periods (in thousands):


                                             Balance                                                              Balance
                                                at             Bad          Acquisition                             of
                   Period                   Beginning          Debt         of MAS and         Write-             End of
                                            of Period        Expense         Aerolink           Offs              Period
----------------------------------------   ----------       ----------       ----------       ----------        ----------
Year ended
December 31, 1997 ......................   $    1,350       $    1,076       $       --       $     (815)       $    1,611
Year ended
December 31, 1998 ......................        1,611              189               --           (1,351)              449
Period ended
March 31, 1999 .........................          449              446               --               --               915
                                           ----------       ----------       ----------       ----------        ----------
Period ended
December 31, 1999 ......................          915              880              250             (617)            1,428
----------------------------------------   ----------       ----------       ----------       ----------        ----------

         New Accounting Pronouncements

         As of January 1, 1998, the Predecessor adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income ("FAS 130"), which establishes rules for the reporting and display of comprehensive income and its components. The Statement of Shareholders' Equity presents comprehensive income for the year ended December 31, 1998 and the period ended December 31, 1999. Comprehensive income has been presented for all periods.

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), as amended, which is required to be adopted in years beginning after June 15, 2000. FAS 133 requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net income (loss) to the extent the derivatives are not effective as hedges. At present time, Worldwide does not feel the adoption of FAS 133 will have a material effect on its financial position, results of operations or cash flows.

3.       ACQUISITIONS

         On March 31, 1999, the Predecessor was acquired from AMR Corporation for $75.0 million plus transaction costs estimated at approximately $3.2 million. The acquisition was financed by a $28.3 million sale of stock to the Parent and proceeds from the issuance of $50.0 million in term debt (see Note
4). The acquisition of the Predecessor was accounted for as a purchase. The stock purchase agreement also contains provisions by which AMR Corporation may receive up to an additional $10.0 million in purchase price based on the growth rate of revenues received from AMR Corporation and its affiliates as measured against certain revenue growth benchmarks. As of December 31, 1999, the Company does not believe any amounts will be owed under this contingent purchase payment based on recent negative trends in revenue from AMR.

         Finally, the stock purchase agreement has provisions for purchase adjustments based on working capital and capital spending at closing. These provisions are not expected to result in significant adjustments to the purchase price.

         The purchase price allocation resulted in approximately $39.6 million of intangible assets, including goodwill which is being amortized over 20 years.

         On August 12, 1999, Worldwide acquired the business of Miami Aircraft Support, Inc. (MAS), a provider of ground services to airlines, for $63.0 million plus transaction costs. Worldwide paid for the capital stock of MAS which was financed primarily from proceeds from a Senior Note offering described in Note 4. The acquisition of MAS was accounted for as a purchase and resulted in goodwill and intangibles of approximately $65.2 million which is being amortized on a straight-line basis over 20 years. The operations of MAS are included in Worldwide's operations from the date of acquisition.

         On August 23, Worldwide completed the acquisition of Aerolink, a provider of ground services to airlines. The purchase price was $5.9 million plus possible additional consideration of $1.0 million based on the actual results for 1999. The Company currently estimates that the majority of the $1.0 million will be payable to the seller during the second calendar quarter of 2000. As part of the purchase price, Worldwide repaid $0.6 million of debt of Aerolink. The acquisition was accounted under the purchase method of accounting. Worldwide recorded approximately $3.5 million of goodwill and intangibles which is being amortized on a straight-line basis over 20 years. The operations of Aerolink are included in Worldwide's operations from the date of acquisition. The acquisition was financed with borrowings under the senior secured credit facility.

         Combined Purchase Price Allocation (in thousands)


Current assets ................................... $     45,978
Property, plant and equipment ....................       42,240
Goodwill and other intangible assets .............      105,559
Other assets .....................................        2,142
Total liabilities, including deferred tax ........      (41,759)
                                                   ------------
                                                   $    154,160
                                                   ============

         These purchase price allocations are preliminary, and still subject to adjustment.

         If the acquisitions of AMRS, MAS, and Aerolink had occurred at the beginning of the year ended December 31, 1998 and 1999, total revenues and net loss would have been as follows (in thousands):


                               1998                        1999
                               ----                        ----

Total Revenue.....         $  297,938                  $  322,870

Total Net Loss....            ( 8,561)                     (7,154)


4.       SENIOR SECURED CREDIT FACILITY AND SENIOR NOTES:


                                                                      1999
                                                                  ------------

Long-term debt consists of the following (in thousands):
  12 1/4% Senior Notes due August 2007; interest
     payable semiannually beginning on February
     2000 less discount of $3,305 ..........................      $    126,695
  Borrowing under a $75,000 senior secured credit
     facility with a bank; revolving commitment due
     March 2005 with minimum interest payable
     monthly ...............................................             8,000
  Other notes payable ......................................             5,262
                                                                  ------------
                                                                       139,957
Less current maturities ....................................             2,876
                                                                  ------------
Long term debt .............................................      $    137,081
                                                                  ============

         In July, 1999, Worldwide entered into a series of transactions to provide financing for the MAS acquisition (see Note 3) and refinance its existing borrowings. Such transaction included the placement of $130 million in Senior Notes (the "offering") due 2007 in a private transaction along with the issuance of certain warrants (as described in Note 2). Subsequent to the private transaction, the Senior Notes were registered through a public exchange offer. In addition, Worldwide entered into a new long-term secured revolving credit agreement with a syndicate of banks, totaling $75 million. The facility provides for the availability of both term borrowings and revolving credit. These transactions closed on August 12 1999.

         In connection with the acquisition of the Predecessor on March 31, 1999, Worldwide entered into a series of revolving credit and term loan agreements with a syndicate of banks. As a result of the transactions described above, Worldwide retired its existing indebtedness under these agreements and recorded an extraordinary loss of $2.0 million from the early extinguishment of this debt.

         Worldwide's obligation under the senior secured facility are secured by a first priority pledge of, and security interest in, the stock of all present and future domestic subsidiaries, and 65% of the stock of all our present and future foreign subsidiaries, and substantially all of our assets and the assets of our domestic subsidiaries. Worldwide's obligation under the 12 1/4% Senior Notes is unconditionally guaranteed by its domestic subsidiaries.

         At Worldwide's option the interest rate on the senior secured credit facility will be either (1) the London Interbank Offering Rate (LIBOR) plus 3.00% or (2) 2.00% plus the greater of The Chase Manhattan Bank's prime rate, the federal funds effective rate plus 1/2% and the base CD rate published by The Chase Manhattan Bank plus 1%. The interest rate is subject to step-downs based on Worldwide's financial performance. At December 31, 1999, Worldwide's weighted average borrowing rate on these facilities was 9.5%. Worldwide also pays a quarterly fee equal to 0.5% of the unused commitments under the senior secured credit facility.

         Worldwide is subject to various covenants associated with the $75 million senior secured facility such as certain leverage and coverage ratios and other customary conditions. In addition, Worldwide has certain restrictions on its ability to incur debt, make capital expenditures, pay dividends, conduct asset sales, issue equity securities, engage in acquisitions and other restrictions. The maximum amount Worldwide may borrow at any time is limited by a borrowing base formula which consists of a percentage of some of its accounts receivable and a percentage of the value of some of its equipment which may have the effect of limiting the credit available to Worldwide under the facility to an amount less than the $75 million. At December 31, 1999, Worldwide was in compliance with all debt covenants. At December 31, 1999, based on the borrowing base calculation, Worldwide has $36.7 million available under its $75 million facility. However, if the Company completes additional acquisitions, the borrowing base would rise based on the acquired company's available collateral. However, our future additional availability may be less than the total remaining commitment amount and will depend on the borrowing base and us being able to meet the applicable leverage and coverage ratios and other customary conditions. The scheduled maturities on long-term debt for the next five fiscal years are as follows (in thousands):

2000..................  $   2,876
2001..................      1,194
2002..................        831
2003..................        526
2004 and thereafter...  $ 137,737

         The senior secured credit facility requires Worldwide to enter into one or more interest rate protection agreements such that the interest cost with respect to at least 50% of Worldwide's indebtedness will be fixed, hedged or capped. (See Note 8)

         Based on current rates available to Worldwide for debt with similar terms, there is not a significant difference between the carrying amounts of long term debt and their fair values.

5.       RELATED PARTY TRANSACTIONS

         Predecessor

         Cash and cash equivalents consisted of cash held at the operations and cash held for the Predecessor by American. American invests this cash or alternatively provides financing for the operations of its other affiliates. As of December 31, 1998, the cash held for Worldwide by American was $11.2 million, respectively; these amounts were immediately available for use by the Predecessor. The balances were immediately charged or credited upon recording certain transactions with AMR Corporation or its affiliates. The Predecessor received interest at the average rate earned by American's portfolio of short-term marketable securities. The aforementioned arrangement resulted in interest income that may not be representative of what AMRS would have received if it were not affiliated with AMR Corporation. Interest income related to this arrangement was approximately $1.1 million and $1.9 million for the years ended December 31, 1997 and 1998, respectively. The interest rate, which is reset monthly, was 5.9% and 5.4% as of December 31, 1997 and 1998, respectively. The average interest rate during 1997 and 1998 was 5.9% and 5.8%, respectively.

         The Predecessor's transactions with AMR Services Holding Corporation, American, and American Eagle Inc., a wholly owned subsidiary of AMR Corporation, have been recorded on a basis determined by the parties which may not be representative of the terms the Predecessor might have negotiated with third parties.

         The Company recognized revenue from affiliates primarily related to freight handling and ramp services. General and administrative expenses allocated and transfer priced from AMR Services Holding Corporation and AMR Corporation and its affiliates to Worldwide, including legal, accounting, personnel, employee benefits (including post-employment benefits), marketing, and other administrative costs, aggregated $6.3 million, and $6.0 million for the years ended December 31, 1997 and 1998 and $2.3 million for the three month period ended March 31, 1999, respectively. In addition, AMR Corporation and affiliates allocated approximately $3.8 million, and $3.4 million of other operating expenses, primarily travel expenses, computer related charges, and facilities rent for the years ended December 31, 1997 and 1998, respectively and $0.6 million for the three months ended March 31, 1999, respectively.

         Expenses allocated to the Predecessor by AMR Corporation were primarily based on an allocation cost method. The method for allocated costs was generally based on a specific measurement such as the number of transactions processed, employee head count, square footage, etc. Management believes that allocated costs were reasonable under the circumstances and such costs would not materially differ from amounts that would have been incurred if the Predecessor operated on a stand alone basis.

         Certain eligible members of management participated in a defined benefit plan sponsored by American. Worldwide was jointly and severally liable with AMR Corporation and other members of AMR Corporation's consolidated group for applicable funding and termination liabilities, if any, of the plan. The accompanying financial statements do not reflect the portion of the net obligation of the defined benefit plan sponsored by American attributable to the employees of the Company.

         Worldwide

         Worldwide entered into a management agreement with Castle Harlan, Inc., as manager, under which the manager will provide us with business and organizational strategy, financial, investment management, advisory and merchant and investment banking services. Castle Harlan, Inc. is an affiliate of Holdings, which owns all of our outstanding stock. On August 12, 1999, the management agreement with Castle Harlan, Inc. was amended to provide an annual charge for services to be rendered of $1.25 million starting July 1, 2000 until December 31, 2002 and increasing to $2.0 million starting January 1, 2003 until December 31, 2005. The expenses for such services are being recorded ratably on a straight-line basis over the term of the agreement. Under the terms of the management agreement, $862,000 has been expensed for the nine months ended December 31, 1999 and $550,000 is accrued and included in accounts payable. After December 31, 2005 the agreement will automatically renew each year unless canceled by either party.

         In connection with the acquisition of the Predecessor, Worldwide paid $2.0 million to Castle Harlan, Inc., primarily as reimbursement of expenses that Castle Harlan, Inc. incurred in connection with the acquisition. Also, concurrent with the closing of the offering (see Note 4) and the senior secured credit facility, Worldwide paid fees of $2.5 million to Castle Harlan, Inc.

6.       EQUIPMENT AND PROPERTY

         Equipment and property are carried at cost and are depreciated using the straight-line method over the estimated lives indicated in the table below. A summary of equipment and property at December 31, 1998 of the Predecessor and at December 31, 1999 of Worldwide follows (in thousands):

                                                DEPRECIABLE
                                                    LIFE             1998              1999
                                                -----------       ---------         ---------

               Building and improvement.....     25-30 years      $  17,191         $  11,472
               Ground equipment.............     5-8 years           46,888            26,959
               Other equipment..............     3-10 years           3,971             7,484
                                                                   --------          --------
               Equipment and property, at
                  cost......................                       $ 68,050          $ 45,915
                                                                   ========          ========

Depreciation expense totaled $5,332,000, $5,420,000 and $1,579,000 for the years ended December 31, 1997 and 1998 and the three months ended March 31, 1999 of the Predecessor and $5,961,000 for the nine months ended December 31, 1999 of Worldwide.

7.       INCOME TAXES

         Income before income taxes for years ended December 31, 1997, 1998 and the three month period ended March 31, 1999 of the Predecessor was $3,160,000, $5,879,000 and $479,000, respectively, for U.S. operations and was $4,535,000, $3,968,000, and $1,140,000 for foreign operations, respectively. Income (loss) before income taxes for the nine month period ended December 31, 1999 of Worldwide was $(11,265,000) for US operations and was $6,646,000 for foreign operations. These amounts include the amounts allocated to discontinued operations, all of which occurred in U.S. operations.

         The components of the income tax provision for the years ended December 31, 1997, 1998 and the three month period ended March 31, 1999 of the Predecessor and for the nine month period ended December 31, 1999 of Worldwide are as follows (in thousands):

                                                                   MARCH 31,       DECEMBER 31,
                                 1997              1998              1999              1999
                              ----------        ----------        ----------        ----------
Current
  Federal ...............     $    1,083        $    1,265        $   (1,194)       $       --
  Foreign ...............          1,905             1,136               180             2,646
  State .................            613               761               (65)              158
                              ----------        ----------        ----------        ----------
                                   3,601             3,162            (1,079)            2,804
Deferred ................           (292)              933             1,584            (4,226)
                              ----------        ----------        ----------        ----------
    Total income tax
     provision (benefit).     $    3,309        $    4,095        $      505        $   (1,422)
                              ==========        ==========        ==========        ==========

                                                                            MARCH 31,        DECEMBER 31,
                                            1997             1998             1999               1999
                                         ----------       ----------       ----------        ----------

Statutory income provision ........      $    2,693       $    3,445       $      445        $   (1,617)
State income tax provision,
net................................
                                                399              492               39              (143)
Foreign taxes, rate differential...              --               --              180                --
Other .............................             217              158             (159)              338
                                         ----------       ----------       ----------        ----------
       Income tax
        provision (benefit)........      $    3,309       $    4,095       $      505        $   (1,422)
                                         ==========       ==========       ==========        ==========

         The components of deferred income taxes for the year ended December 31, 1998 of the Predecessor and December 31, 1999 of Worldwide are as follows (in thousands):

                                                         1998               1999
                                                      ----------        ----------

Deferred tax assets:
  Expenses deductible for tax in a different
      period than books ..........................    $    2,445        $    4,053
  Foreign tax credit .............................           998             1,776
  Net operating loss carryforward ................            --               451
  Other ..........................................           253               303
                                                      ----------        ----------
     Total deferred tax assets ...................         3,696             6,583
                                                      ----------        ----------
     Valuation allowance .........................            --              (451)
                                                      ----------        ----------
     Net deferred tax asset ......................    $    3,696        $    6,132
                                                      ==========        ==========
Deferred tax liabilities:
Undistributed earnings of foreign
subsidiaries .....................................    $    1,368        $      880
Identified intangibles ...........................            --            12,077
Accelerated depreciation .........................           126             2,024
Other ............................................           595             1,079
                                                      ----------        ----------
     Total deferred tax liabilities ..............         2,089            16,060
                                                      ----------        ----------
Net deferred tax asset (liability) ...............    $    1,607        $   (9,928)
                                                      ==========        ==========

         Worldwide has approximately $451,000 of net operating loss carryforwards at December 31, 1999, which were acquired from Miami Aircraft Services and will expire in the years 2010 and 2013. At December 31, 1999, a valuation allowance exists to fully offset the net operating loss carryforward.

8.       FINANCIAL INSTRUMENTS

         In connection with the initial term loan agreements, Worldwide acquired interest rate caps in order to manage risks related to changes in variable interest rates and to comply with the provisions under the initial term loan agreements. With the extinguishment of the initial term loan agreement on August 12, 1999, the fair value of the interest rate cap was recognized as a component of the extraordinary loss. Worldwide elected not to terminate these cap agreements as similar hedging instruments will be required as borrowings are made under the $75,000,000 senior secured credit facility. Worldwide's interest rate caps limit its exposure to floating interest rates to a maximum LIBOR of 6.5% (at December 31, 1999, LIBOR is 5.82%). The interest rate caps have a notional amount of $50 million and expire in varying amounts through March, 2003. However, as the notional amount of the interest rate caps currently exceed the borrowings outstanding of the senior secured credit facility, a portion of the interest rate caps has been marked to market as a component of interest expense of approximately $58,000 for the nine months ended December 31, 1999. The fair value of the interest rate cap agreements at December 31, 1999 was approximately $620,000.

9.       COMMITMENTS AND CONTINGENCIES

         Future minimum lease payments under operating leases with initial and remaining noncancelable lease terms in excess of one year for the remainders of 1999 and the five following years, are as follows (in thousands):

                               2000....................         $  6,256
                               2001....................            6,073
                               2002....................            3,903
                               2003....................            2,123
                               2004 and thereafter.....            1,959
                                                                --------
                                                                $ 20,314
                                                                ========

         All major airport facilities and office spaces are leased under operating leases which include options to renew the leases and, escalation clauses. Rent expense totaled $11,058,000, $13,596,000 and $3,642,000 for the years ended December 31, 1997 and 1998 and the three months ended March 31, 1999 of the Predecessor and $13,379,000 for the nine months ended December 31, 1999.

         Collective Bargaining Agreements

         Approximately 23% of Worldwide's United States employees are represented by collective bargaining agreements. The employees consists primarily of cargo handling and ramp services workers. The Transport Workers Union, or TWU represents approximately 2,200 of U.S. based employees. Worldwide's current agreement with TWU is effective until June 2001. The Teamsters Union also represents approximately 100 Philadelphia employees and the contract is effective until February 2000. In Canada, approximately 300 of employees are represented by the Canadian Auto Workers Union. This agreement expired in November 1998. Worldwide continues to operate under the agreement and intends to renegotiate the agreement in the near future.

         Worldwide has not experienced any material business interruption as a result of labor disputes and believes that it has a good relationship with its employees.

10.      DISCONTINUED OPERATIONS - CYCLONE

         In July 1998, the Predecessor acquired all of the stock of Cyclone Surface Cleaning, Inc. (Cyclone) and began to fund its operations which was engaged in developing a technology to clean airport runaways. Assets acquired consisted primarily of intangibles, including $565,000 of goodwill and was accounted for as a purchase.

         Worldwide elected to discontinue the Cyclone business since it did not fit with Worldwide's core businesses. Accordingly the results of operations for 1998 and the three month period ended March 31, 1999 have been restated to reflect the Cyclone business as discontinued operations. On August 31, 1999, Worldwide terminated its relationship with the former owners of Cyclone and settled all obligations due under a promissory note. No other costs are expected to be incurred under this transaction.

11.      FOREIGN OPERATIONS

         Worldwide operates as an independent ground services provider to air cargo and passenger airlines in North America, Europe, and Asia. The Company, however, operated in a single business segment, as a provider of ground services to the aviation industry. Inter-area sales are not material. Net assets by geographic area are those assets and liabilities which are used in Worldwide's operations in each area. Corporate level assets and liabilities are included as a component of North and South America.

         Information about Worldwide's operations in these geographic areas is as follows (in thousands):

                                                               NORTH AND SOUTH
                                               PERIOD              AMERICA         EUROPE             ASIA
                                         ------------------    ----------------   ---------         --------
         Total Revenue.........          December 31, 1997           $ 194,703    $  28,387         $     --
                                         December 31, 1998             193,242       32,596            3,904
                                         Three months ended
                                         March 31, 1999                 50,849        8,662            1,964
                                         ------------------          ---------    ---------         --------
                                         Nine months ended
                                         December 31, 1999             180,273       31,779            4,818


         Long-lived assets.....          December 31, 1998           $  22,169    $   9,809         $  4,458
                                         ------------------          ---------    ---------         --------
                                         December 31, 1999             136,301        7,981            4,007

12.      SUMMARIZED FINANCIAL INFORMATION

         Worldwide and its subsidiaries have operations in various countries around the world. Domestic and international operations are either organized as branches or separate corporate subsidiaries. The Senior Notes discussed in Note 4 result in debt securities that are unconditionally guaranteed by current domestic subsidiaries, while all foreign subsidiaries do not guarantee the securities. The following tables present the financial positions, results of operations, and cash flows for the years ended December 31, 1997 and 1998 and for the three months ended March 31, 1999 and the nine months ended December 31, 1999 combined into three categories: 1) the operations of Worldwide, the legal entity, and its international branches, 2) domestic subsidiaries, and 3) foreign subsidiaries (in thousands):

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1997


                                                           GUARANTOR
                                                           COMBINED         NON-GUARANTOR
                                       GUARANTOR           DOMESTIC        COMBINED FOREIGN
                                       WORLDWIDE          SUBSIDIARIES       SUBSIDIARIES        ELIMINATIONS       CONSOLIDATED
                                      ------------        ------------       ------------        ------------       ------------

Revenues ..........................   $    187,947        $     11,539       $     23,604        $         --       $    223,090

Operating expenses ................        185,181              10,084             20,967                  --            216,232
                                      ------------        ------------       ------------        ------------       ------------

Operating income ..................          2,766               1,455              2,637                  --              6,858

Other income (expense) ............           (497)                250               (337)                 --               (584)

Interest income (expense) .........          1,559                 635               (773)                 --              1,421

Equity in earnings of
subsidiaries ......................          3,867                  --                 --              (3,867)                --
                                      ------------        ------------       ------------        ------------       ------------

Income before income taxes ........          7,695               2,340              1,527              (3,867)             7,695

Provision for income taxes ........          3,309                 767                722              (1,489)             3,309
                                      ------------        ------------       ------------        ------------       ------------

Net Income ........................   $      4,386        $      1,573       $        805        $     (2,378)      $      4,386
                                      ============        ============       ============        ============       ============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1997


                                                            GUARANTOR
                                                            COMBINED         NON-GUARANTOR
                                         GUARANTOR          DOMESTIC        COMBINED FOREIGN
                                         WORLDWIDE         SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS          CONSOLIDATED
                                        ------------       ------------       ------------       ------------          ------------

Cash  provided  by  (used  in)
operating activities ..............     $     10,391       $      2,654       $       (894)      $         --          $     12,691

Cash used in investing
activities ........................          (10,110)            (2,326)              (107)                --               (12,543)

Cash  provided  by  (used  in)
financing activities ..............           (2,891)             1,563              1,328                 --                    --
                                        ------------       ------------       ------------       ------------          ------------

Change in Cash ....................     $     (2,070)      $      1,891       $        327       $         --          $        148
                                        ============       ============       ============       ============          ============

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 1998


                                                        GUARANTOR
                                                         COMBINED        NON-GUARANTOR
                                       GUARANTOR         DOMESTIC      COMBINED FOREIGN
                                       WORLDWIDE       SUBSIDIARIES      SUBSIDIARIES       ELIMINATIONS       CONSOLIDATED
                                     ------------      ------------      ------------       ------------       ------------

Current Assets ..................    $     36,947      $      3,678      $     10,615       $         --       $     51,240

Intercompany receivables ........          11,058             8,737                --            (19,795)                --

Non-current assets ..............          21,557             2,821            13,078                 --             37,456

Investments in affiliates .......          12,062                --                --            (12,062)                --
                                     ------------      ------------      ------------       ------------       ------------

Total assets ....................    $     81,624      $     15,236      $     23,693       $    (32,239)      $     88,696
                                     ============      ============      ============       ============       ============

Liabilities .....................    $     19,259      $      1,595      $      5,477       $         --       $     26,331

Intercompany payables ...........              --                --            19,795            (19,795)                --

Stockholder's equity ............          62,365            13,641            (1,579)           (12,062)            62,365
                                     ------------      ------------      ------------       ------------       ------------

Total liabilities and
stockholder's equity ............    $     81,624      $     15,236      $     23,693       $    (32,239)      $     88,696
                                     ============      ============      ============       ============       ============

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1998

                                                         GUARANTOR
                                                          COMBINED         NON-GUARANTOR
                                       GUARANTOR          DOMESTIC       COMBINED FOREIGN
                                       WORLDWIDE        SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS       CONSOLIDATED
                                      ------------      ------------       ------------       ------------       ------------

Revenues ..........................   $    182,262      $     13,292      $      30,188       $         --       $    229,742
Operating expenses ................        182,959            11,275             27,454                 --            221,688
                                      ------------      ------------       ------------       ------------       ------------
Operating income ..................          3,303             2,017              2,734                 --              8,054
Interest income (expense) .........          3,239              (440)              (639)                --              2,160
Other income (expense) ............            557               609               (586)                                  580
Equity in earnings of
subsidiaries ......................          3,695                --                 --             (3,695)                --
                                      ------------      ------------       ------------       ------------       ------------
Income before income taxes ........         10,794             2,186              1,509             (3,695)            10,794
Provision for income taxes ........          4,490             1,275                640             (1,915)             4,490
                                      ------------      ------------       ------------       ------------       ------------
Income from continuing
operations ........................          6,304               911                869             (1,780)             6,304
Loss from discontinued
operations ........................            552                --                 --                 --                552
                                      ------------      ------------       ------------       ------------       ------------
Net Income ........................   $      5,752      $        911       $        869       $     (1,780)      $      5,752
                                      ============      ============       ============       ============       ============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1998


                                                       GUARANTOR
                                                        COMBINED       NON-GUARANTOR
                                     GUARANTOR          DOMESTIC      COMBINED FOREIGN
                                     WORLDWIDE        SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS    CONSOLIDATED
                                    ------------      ------------      ------------      ------------    ------------

Cash provided by (used in)
Operating activities .............. $      2,369      $         37      $        468      $         --    $      2,874
Cash used in investing
  activities ......................       (2,367)             (364)           (6,487)               --          (9,218)
Cash provided by (used in)
  intercompany financing
  activities ......................       (5,828)             (472)            6,300                --              --
                                    ------------      ------------      ------------      ------------    ------------
Change in cash .................... $     (5,826)     $       (799)     $        281      $         --    $     (6,344)
                                    ============      ============      ============      ============    ============


                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 1999


                                                        GUARANTOR
                                                         COMBINED        NON-GUARANTOR
                                       GUARANTOR         DOMESTIC      COMBINED FOREIGN
                                       WORLDWIDE       SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                      ------------     ------------      ------------      ------------      ------------

Revenues ..........................   $     49,645     $      2,524      $      9,306      $         --      $     61,475
Operating expenses ................         49,460            1,955             8,329                --            59,744
                                      ------------     ------------      ------------      ------------      ------------
Operating income ..................            185              569               977                --             1,731
Interest income (expense) .........            385              170              (115)               --               440
Other income (expense) ............             --             (552)               --                                (552)
Equity in earnings of
  subsidiaries ....................          1,049               --                --            (1,049)               --
                                      ------------     ------------      ------------      ------------      ------------
Income before income taxes ........          1,619              187               862            (1,049)            1,619
Provision for income taxes ........            644               77               275              (352)              644
                                      ------------     ------------      ------------      ------------      ------------
Income from continuing
  operations ......................            975              110               587              (697)              975
Loss from discontinued
  operations ......................            210               --                --                --               210
                                      ------------     ------------      ------------      ------------      ------------
Net Income ........................   $        765     $        110      $        587      $       (697)     $        765
                                      ============     ============      ============      ============      ============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 1999


                                                        GUARANTOR
                                                         COMBINED        NON-GUARANTOR
                                      GUARANTOR          DOMESTIC       COMBINED FOREIGN
                                      WORLDWIDE        SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS    CONSOLIDATED
                                    ------------       ------------       ------------       ------------    ------------
Cash provided by (used in)
Operating activities .........      $     (8,392)      $        877       $        367       $         --    $     (7,148)
Cash used in investing
  activities .................            (1,467)              (127)               (68)                --          (1,662)
Cash provided by (used in)
  intercompany financing
  activities .................            (3,908)               141             (1,623)                --          (5,390)
                                    ------------       ------------       ------------       ------------    ------------
Change in cash ...............      $    (13,767)      $        891       $     (1,324)      $         --    $    (14,200)
                                    ============       ============       ============       ============    ============

                     CONDENSED CONSOLIDATING BALANCED SHEETS
                                DECEMBER 31, 1999


                                                       GUARANTOR
                                                        COMBINED        NON-GUARANTOR
                                    GUARANTOR           DOMESTIC       COMBINED FOREIGN
                                    WORLDWIDE         SUBSIDIARIES       SUBSIDIARIES        ELIMINATIONS        CONSOLIDATED
                                   ------------       ------------       ------------        ------------        ------------

Current assets ...............     $     57,097       $     16,168       $     14,122        $         --        $     87,387
Intercompany receivable ......            6,979              9,736                 --             (16,715)                 --
Non-current assets ...........           62,574             84,439             11,741                  --             158,754
Investments in affiliates ....          100,230                 --                 --            (100,230)                 --
                                   ------------       ------------       ------------        ------------        ------------
    Total assets .............     $    226,880       $    110,343       $     25,863        $   (116,945)       $    246,141
                                   ============       ============       ============        ============        ============
Liabilities ..................     $     53,034       $      9,733       $      9,528                  --        $     72,295
Intercompany payable .........               --                 --             16,715             (16,715)                 --
Long-term debt ...............          139,957                 --                 --                  --             139,957
Stockholder's equity .........           33,889            100,610               (380)           (100,230)             33,889
                                   ------------       ------------       ------------        ------------        ------------
Total liabilities and
  stockholder's equity .......     $    226,880       $    110,343       $     25,863        $   (116,945)       $    246,141
                                   ============       ============       ============        ============        ============



                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                       NINE MONTHS ENDED DECEMBER 31, 1999

                                                             GUARANTOR
                                                              COMBINED         NON-GUARANTOR
                                          GUARANTOR           DOMESTIC        COMBINED FOREIGN
                                          WORLDWIDE         SUBSIDIARIES        SUBSIDIARIES       ELIMINATIONS        CONSOLIDATED
                                        ------------        ------------        ------------       ------------        ------------

Revenues ..........................     $    145,770        $     39,190        $     31,910       $         --        $    216,870
Operating expenses ................          146,550              35,155              27,538                 --             209,243
                                        ------------        ------------        ------------       ------------        ------------
Operating income ..................             (780)              4,035               4,372                 --               7,627
Other income (expense) ............             (337)                 --                  --                 --                (337)
Interest income (expense) .........           (9,766)                234                (418)                --              (9,950)
Equity in earnings of
  subsidiaries ....................            8,223                 --                  --              (8,223)                  --
                                        ------------        ------------        ------------       ------------        ------------
Income (loss) before income
  taxes ...........................           (2,660)              4,269               3,954             (8,223)             (2,660)
Provision for income taxes
  (benefit) .......................             (660)              1,660               1,564             (3,224)               (660)
                                        ------------        ------------        ------------       ------------        ------------
Income before extraordinary
  loss ............................           (2,000)              2,609               2,390             (4,999)             (2,000)
Loss from early extinguishment
  of debt .........................           (1,197)                 --                  --                 --              (1,197)
                                        ------------        ------------        ------------       ------------        ------------
Net Income (loss)..................     $     (3,197)       $      2,609        $      2,390       $     (4,999)       $     (3,197)
                                        ============        ============        ============       ============        ============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                       NINE MONTHS ENDED DECEMBER 31, 1999


                                                         GUARANTOR
                                                          COMBINED         NON-GUARANTOR
                                      GUARANTOR           DOMESTIC        COMBINED FOREIGN
                                      WORLDWIDE         SUBSIDIARIES        SUBSIDIARIES        ELIMINATIONS        CONSOLIDATED
                                    ------------        ------------        ------------        ------------        ------------

Cash provided by (used in)
 Operating activities ........      $     (1,852)       $     (3,743)       $      2,090        $         --        $     (3,505)
Cash used in investing
  activities .................           (75,063)            (82,148)                189                  --            (157,022)
Cash provided by (used in)
   financing .................           164,104              (1,140)               (662)                 --             162,302
                                    ------------        ------------        ------------        ------------        ------------
Change in cash ...............      $     87,189        $    (87,031)       $      1,617        $         --        $      1,775
                                    ============        ============        ============        ============        ============

13.  QUARTERLY RESULTS (UNAUDITED)

                                                                      FIRST       SECOND      THIRD       FOURTH
                                   PREDECESSOR                       QUARTER     QUARTER     QUARTER     QUARTER
                                   -----------                       -------     -------     -------     -------

             YEAR ENDED DECEMBER 31, 1998
             Total operating revenues...........................     $ 56,748    $ 54,156    $ 58,292    $ 60,546
             Operating Income...................................        2,160       1,152       2,601       2,141
             Income from continuing operations..................        1,590         982       1,984       1,748
             Net income ........................................        1,590         982       1,719       1,461

                                                                     PREDECESSOR            WORLDWIDE
                                                                     -----------  -------------------------------

             YEAR ENDED DECEMBER 31, 1999
             Total operating revenues ..........................       61,475      59,877      71,702      85,291
             Operating income ..................................        1,731       2,952       3,105       1,570
             Income (loss) from continuing operations before
                extraordinary loss .............................          975         539       (294)     (2,245)
             Net income (loss) .................................          765         539     (1,491)     (2,245)

         The net income for the third and fourth quarter of 1998 includes a loss on discontinued operations of $265,000 and $287,000, respectively, related to Cyclone (see Note 10). The income tax provision for the third quarter has been restated to eliminate a valuation allowance that was inappropriately recorded, given the availability of deferred tax liabilities which should have been considered prior to the establishment of the allowance. As a result, the loss from continuing operations before extraordinary loss and net loss have been reduced from the amounts previously reported by $1,115,000 and 1,877,000, respectively.

                               INDEX TO EXHIBITS


                  EXHIBIT
                  NUMBER                     DESCRIPTION
                  -------   ------------------------------------------------
                    3.1     Certificate of Incorporation of Worldwide Flight
                            Services, Inc. with all amendments (formerly known
                            as AMR Services Corporation and AMR Airline Services
                            Corporation)*

                    3.2     Amended and Restated By-Laws of Worldwide Flight
                            Services, Inc. (formerly known as AMR Services
                            Corporation and AMR Airline Services Corporation)*

                    3.3     Certificate of Incorporation of Worldwide Flight
                            Finance Company with all amendments (formerly known as AMRS Holding Corporation and AMRS Finance
                            Company)*

                    3.4     By-Laws of Worldwide Flight Finance Company
                            (formerly known as AMRS Holding Corporation and AMRS
                            Finance Company)*

                    3.5     Certificate of Incorporation of Worldwide Flight
                            Security Service Corporation with all amendments
                            (formerly known as AMR Services Security Service
                            Corporation)*

                    3.6     By-Laws of Worldwide Flight Security Service
                            Corporation (formerly known as AMR Services Security
                            Service Corporation)*

                    3.7     Certificate of Incorporation of Aerolink
                            International, Inc. with all amendments*

                    3.8     By-Laws of Aerolink International, Inc.*

                    3.9     Certificate of Incorporation of Aerolink
                            Maintenance, Inc. with all amendments*

                    3.10    By-Laws of Aerolink Maintenance, Inc.*


                  EXHIBIT
                  NUMBER                     DESCRIPTION
                  -------   ------------------------------------------------
                    3.11    Certificate of Incorporation of Aerolink Management,
                            Inc. with all amendments*

                    3.12    By-Laws of Aerolink Management, Inc.*

                    3.13    Certificate of Limited Partnership of Aerolink
                            International, L.P.*

                    3.14    Agreement of Limited Partnership of Aerolink
                            International, L.P.*

                    3.15    Amended and Restated Articles of Incorporation of
                            Miami International Airport Cargo Facilities &
                            Services, Inc. (formerly known as Miami
                            International Container Freight Station Inc.)*

                    3.16    Amended and Restated By-Laws of Miami International
                            Airport Cargo Facilities & Services, Inc.*

                    3.17    Certificate of Incorporation of International
                            Enterprises Group, Inc. with all amendments*

                    3.18    Amended and Restated By-Laws of International
                            Enterprises Group, Inc.*

                    3.19    Certificate of Incorporation of Miami Aircraft
                            Support, Inc. with all amendments*

                    3.20    Amended and Restated By-Laws of Miami Aircraft
                            Support, Inc.*

                    4.1     Indenture, dated as of August 12, 1999, among
                            Worldwide Flight Services, Inc., The Bank of New
                            York as Trustee and Guarantors*

                    4.2     Form of 12 1/4 Senior Note due 2007, Series B
                            (included in exhibit 4.1)*

                    4.3     A/B Exchange Registration Rights Agreement, dated
                            August 12, 1999, by and among Worldwide Flight
                            Services, Inc., Guarantors and Initial Purchasers*

                    4.4     Form of Senior Guarantee (included in exhibit 4.1)*

                    4.5     Supplemental Indenture, dated as of September 7,
                            1999, by and among Worldwide Flight Services, Inc.,
                            The Bank of New York, as Trustee and Guarantors***


                  EXHIBIT
                  NUMBER                     DESCRIPTION
                  -------   ------------------------------------------------
                    9.1     Form of Voting Trust Agreement, among WFS Holdings,
                            Inc., Stockholders and Leonard M. Harlan*

                    10.1 Purchase Agreement, dated August 5, 1999 by and among the Registrant, WFS Holdings, Inc., the initial Guarantors and the Initial Purchasers*

                    10.2    Stock Purchase Agreement, dated May 28, 1999, among
                            Miami Aircraft Support, Worldwide Holding
                            Corporation, Anthony Romeo and Charles Micale*

                    10.3    WFS Holdings, Inc. 1999 Stock Option Plan*

                    10.4 Employment Agreement, effective October 1, 1998, between Peter A. Pappas and Worldwide Flight
                            Services, Inc. (formerly known as AMR Services
                            Corporation)*

                    10.5 Executive Employment Agreement dated May 30, 1999, between Worldwide Flight Services, Inc. and Mark
                            Dunkerley*

                    10.6    Executive Employment Agreement, dated March 29,
                            1999, between Worldwide Flight Services, Inc.
                            (formerly known as AMR Services Corporation) and
                            Scott Letier*

                    10.7 Employment Agreement, dated December 7, 1998, between Worldwide Flight Services, Inc. (formerly known as AMR Services Corporation) and Olivier
                            Bijaoui*

                    10.8 Employment Agreement, dated December 2, 1999, between Worldwide Flight Services, Inc. and H.
                            Douglas Pinckney ****

                    10.9    Credit Agreement dated as of August 12, 1999, among
                            WFS Holdings, Inc., Worldwide Flight Services, Inc., the Lenders party thereto, The Chase Manhattan Bank, as Administrative Agent, and DLJ Capital Funding,
                            Inc., as Syndication Agent*


                  EXHIBIT
                  NUMBER                     DESCRIPTION
                  -------   ------------------------------------------------
                    10.10   Security Agreement dated as of August 12, 1999,
                            among Worldwide Flight Services, Inc., each
                            subsidiary of WFS Holdings, Inc. listed on Schedule
                            I thereto and The Chase Manhattan Bank, a New York
                            banking corporation, as administrative agent for the
                            Secured Parties*

                    10.11 Indemnity, Subrogation and Contribution Agreement dated as of August 12, 1999, among Worldwide Flight
                            Services, Inc., each subsidiary of WFS Holdings,
                            Inc. listed on Schedule I thereto and The Chase
                            Manhattan Bank, a New York banking corporation, as administrative agent for the Secured Parties*

                    10.12 Guarantee Agreement dated as of August 12, 1999, among WFS Holdings, Inc., each subsidiary of our parent listed on Schedule I thereto and The Chase
                            Manhattan Bank, a New York banking corporation, as administrative agent for the Secured Parties*

                    10.13   Pledge Agreement dated as of August 12, 1999, among
                            Worldwide Flight Services, Inc., WFS Holdings, Inc., each subsidiary of WFS Holdings, Inc. listed on
                            Schedule I thereto and The Chase Manhattan Bank, a
                            New York banking corporation, as administrative agent for the Secured Parties*

                    10.14 Amended and Restated Stock Purchase Agreement dated as of December 23, 1998 among MR Services
                            Acquisition Corporation, AMR Services Holding
                            Corporation and AMR Corporation**

                    12.1 Statement regarding Computation of Ratio of Earnings to Fixed Charges of Worldwide Flight Services,
                            Inc.****

                    21      Subsidiaries of Worldwide Flight Services, Inc.*

                    27      Financial Data Schedule****

                    99.1    Proforma Financial Indenture Data****


---------------

*        Previously filed in Registration Statement No. 333-88593 on October 7,
         1999

** Previously filed in Amendment No. 1 to Registration Statement No. 333-88593 on November 24, 1999

*** Previously filed in Amendment No. 3 to Registration Statement No. 333-88593 on January 26, 2000

****     Filed herewith