Form 10-Q
period 2000-03-31
WORLDWIDE FLIGHT SERVICES INC; WORLDWIDE FLIGHT FINANCE CO; WORLDWIDE FLIGHT SECURITY SERVICE CORP; MIAMI AIRCRAFT SUPPORT INC; MIAMI INTERNATIONAL AIRPORT CARGO FACILITIES & SERVICES INC; INTERNATIONAL ENTERPRISES GROUP INC; AEROLINK INTERNATIONAL LP; AEROLINK MAINTAINANCE INC; AEROLINK MANAGEMENT INC; AEROLINK INTERNATIONAL INC
filed 2000-05-15
CIK 1095855, 1096001, 1096002, 1096003, 1096004, 1096005, 1096007, 1096009, 1096010, 1096011

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2000

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 333-88593

               For the transition period from _______ to ________

                         WORLDWIDE FLIGHT SERVICES, INC.
                         -------------------------------

             (Exact name of registrant as specified in its charter)


          Delaware                                        75-1932711
----------------------------------------       ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization

1001 West Euless Boulevard
Suite 320
Euless, Texas  76040
----------------------------------------
(Address of principal executive offices)

       (Registrant's telephone number, including area code) (817) 665-3200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X].  No.[ ].

The number of shares of the registrant's Common Stock outstanding as of May 10, 2000 was 1,000 shares. There is no public trading market for the shares of the registrant's common stock.

                                 CO-REGISTRANTS



           EXACT NAME                  STATE OR OTHER       PRIMARY STANDARD
         OF CO-REGISTRANT              JURISDICTION OF         INDUSTRIAL
          AS SPECIFIED                 INCORPORATION OR      CLASSIFICATION
         IN ITS CHARTER                  ORGANIZATION          CODE NUMBER
Worldwide Flight Finance Company         Delaware                   4581
Worldwide Flight Security Service        Delaware                   4581
Corporation
Miami International Airport Cargo        Florida                    4581
Facilities & Services, Inc.
International Enterprises Group, Inc.    Florida                    4581
Miami Aircraft Support, Inc.             Delaware                   4581
Aerolink International, Inc.             Pennsylvania               4581
Aerolink Maintenance, Inc.               Pennsylvania               4581
Aerolink Management, Inc.                Pennsylvania               4581
Aerolink International, L.P.             Pennsylvania               4581
Oxford Electronics, Inc.                 Delaware                   4581

                                      INDEX

                                                                               Page
                                                                              Number
                                                                              ------
Part I.  Financial Information

     Item 1     Financial Statements

                Consolidated Statements of Operations for
                  the three months ended March 31, 2000 and March 31, 1999        2

                Consolidated Balance Sheets as of
                  March 31, 2000 and December 31, 1999                            3

                Consolidated Statements of Cash Flows for the
                  three months ended March 31, 2000 and March 31, 1999            4

                Notes to Consolidated Condensed Financial Statements              5

    Item 2      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                             7

    Item 3      Quantitative and Qualitative Disclosures about Market Risk       10

Part II.  Other Information

    Item 6      Exhibits and Reports on Form 8-K                                 11

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

                  This quarterly report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The words "believe," "estimate," "anticipate," "project," "intend," "expect" and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve some risks and uncertainties. In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur. Factors that may cause actual results or events to differ materially from those contemplated by the forward-looking statements include, among other things, the following possibilities:

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

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                         WORLDWIDE FLIGHT SERVICES, INC.
                       (FORMERLY AMR SERVICES CORPORATION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                           THREE MONTHS ENDED
                                                        (UNAUDITED)
                                                         WORLDWIDE    PREDECESSOR
                                                         MARCH 31,     MARCH 31,
                                                           2000          1999
                                                         ---------    -----------
Revenues:
   External customers                                    $ 85,195      $ 38,640
   Affiliates                                                  --        22,835
                                                         --------      --------
      Total operating revenues                             85,195        61,475

   Expenses
      Salaries, wages, and benefits                        57,466        39,679
      Materials, supplies, and services                     9,007         7,744
      Equipment and facilities rental                       4,948         3,641
      Depreciation and amortization                         3,921         1,627
      Other miscellaneous expenses                          8,710         4,784
      General and administrative
          allocated expenses                                   --         2,269
                                                         --------      --------
   Total operating expenses                                84,052        59,744

Operating income from continuing operations                 1,143         1,731

Interest expense                                           (5,004)           --

Interest income                                               120           440

Other income (expense), net                                   (12)         (552)
                                                         --------      --------
Income (loss) from continuing operations
before income taxes                                        (3,753)        1,619

Provision (benefit) for income taxes                         (528)          644
                                                         --------      --------

Income (loss) from continuing operations                   (3,225)          975

Loss from discontinued operations, net of tax
benefits of $139                                               --          (210)
                                                         --------      --------

Net income (loss)                                        $ (3,225)     $    765
                                                         ========      ========

                         WORLDWIDE FLIGHT SERVICES, INC.
                       (FORMERLY AMR SERVICES CORPORATION)

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                        (UNAUDITED)
                                                          MARCH 31,     DECEMBER 31,
                                                           2000            1999
                                                         ---------      -----------
                         ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                             $   5,920       $   1,775
   Restricted cash equivalent                                  750             750
   Accounts receivable, less allowance for doubtful             --              --
      accounts                                              55,484          73,144
   Deferred income taxes                                     5,462           4,305
   Prepaid and other current assets                          8,228           7,413
                                                         ---------       ---------
      TOTAL CURRENT ASSETS                                  75,844          87,387

EQUIPMENT AND PROPERTY:

   Equipment and property, at cost                          47,991          45,915
   Less accumulated depreciation                            (5,045)         (3,185)
                                                         ---------       ---------
                                                            42,946          42,730

Intangible assets including Goodwill, net                  106,026         105,559
Other long-term assets                                       9,615          10,465
                                                         ---------       ---------
   TOTAL ASSETS                                          $ 234,431       $ 246,141
                                                         =========       =========

          LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:

  Accounts payable                                       $  27,754       $  23,350
  Accrued salaries, wages and benefits                      11,104          13,308
  Other accrued liabilities                                 13,183          21,404
  Current portion of long-term debt                          2,132           2,876
                                                         ---------       ---------
      TOTAL CURRENT LIABILITIES                             54,173          60,938

DEFERRED INCOME TAXES                                       14,233          14,233
LONG TERM DEBT, LESS CURRENT PORTION                       133,057         137,081

STOCKHOLDER'S EQUITY:

  Common stock                                                  --              --
  Additional paid-in-capital                                40,714          38,918
  Retained earnings (deficit)                               (6,422)         (3,197)
  Accumulated other comprehensive loss                      (1,324)         (1,832)
                                                         ---------       ---------
   TOTAL STOCKHOLDER'S EQUITY                               32,968          33,889

   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY            $ 234,431       $ 246,141
                                                         =========       =========

                         WORLDWIDE FLIGHT SERVICES, INC.
                       (FORMERLY AMR SERVICES CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                            THREE MONTHS ENDED
                                                        (UNAUDITED)
                                                         WORLDWIDE    PREDECESSOR
                                                         MARCH 31,     MARCH 31,
                                                           2000          1999
                                                         ----------   -----------
OPERATING ACTIVITIES:

Net income (loss)                                        $ (3,225)     $    765
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
  Depreciation and amortization                             3,921         1,627
  Deferred income taxes                                    (1,157)        1,584

Change in assets and liabilities:
   Accounts receivable                                     17,285        (4,190)
   Other, net                                              (1,248)          183
   Accounts payable and accrued liabilities                (6,020)       (7,117)
                                                         --------      --------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         9,556        (7,148)

INVESTING ACTIVITIES:

   Capital expenditures                                    (2,439)       (1,688)
   Other                                                       --            26
                                                         --------      --------

NET CASH USED BY INVESTING ACTIVITIES                      (2,439)       (1,662)

FINANCING ACTIVITIES:

   Payments on long-term debt                              (4,768)           --
   Equity contribution by parent                            1,796            --
   Dividend to parent                                          --        (5,390)
                                                         --------      --------

NET CASH USED IN FINANCING ACTIVITIES                      (2,972)       (5,390)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        4,145       (14,200)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            1,775        14,200

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  5,920      $     --
                                                         ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Cash paid (refunded) for income taxes                    $    330      $ (1,079)
Cash paid for interest                                   $  8,564      $     --

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Introduction and Basis of Presentation

On March 31, 1999, MR Services Corporation completed the acquisition of all of the outstanding stock of AMR Services Corporation ("Predecessor"), a wholly owned subsidiary of AMR Services Holding Corporation, which was a wholly owned subsidiary of AMR Corporation, the parent company of American Airlines, Inc. ("American"). MR Services Acquisition Corporation was immediately merged with and into AMRS, and AMRS, the surviving corporation was renamed Worldwide Flight Services, Inc. ("Worldwide"). Worldwide is owned by WFS Holdings, Inc. The initial purchase price was $75.0 million plus subsequent possible adjustments. On August 12, 1999, Worldwide purchased all of the stock of Miami Aircraft Services, Inc. ("MAS"), an independent provider of express air cargo handling services in the United States, for $63.0 million plus transaction costs. Also, on August 23, 1999, Worldwide completed the acquisition of Aerolink International, Inc. and affiliates ("Aerolink"), a provider of ground services, located in Pittsburgh, Pennsylvania for a purchase price of $5.9 million plus possible additional consideration. The operations of MAS and Aerolink are included in the operations of Worldwide since the date of acquisition.

The accompanying unaudited consolidated financial statements included herein have been prepared by the Company pursuant to generally accepted accounting principles for interim financial information, and in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles for complete financial statements have been excluded. The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes to consolidated financial statements included in the Annual Report, Form 10-K for the nine-month period ended December 31, 1999.

In the opinion of the Company, all adjustments that are normal recurring in nature have been included that were necessary to present fairly the financial position of Worldwide and subsidiaries as of March 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2000 and March 31, 1999, respectively. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

The accompanying consolidated interim financial statements include the accounts of Worldwide together with its subsidiaries. The Company reports financial information and evaluates its operations by locations and not by its four different service areas. As a result, the Company has determined that it operates under one reportable segment.

As more fully discussed in Note 4 below, the Company completed its acquisition of Oxford Electronics, Inc. (Oxford) during the second quarter of 2000. Its results of operations will be consolidated with those of the Company effective April 1, 2000.

NOTE 2  - Comprehensive Income

The components of comprehensive income (loss) for the Company include net income
(loss), and changes in the cumulative foreign currency translation. Total comprehensive income (loss) for the three month periods ended March 31, 2000 and March 31, 1999 was ($2.7) million and $1.0 million, respectively.

NOTE 3 - Capital Contributions

Capital contributions from parent included $1.0 million for the funding of the Oxford acquisition (discussed below) and for $.8 million of cash received from employees for stock purchases.

NOTE 4 - Subsequent Events

Oxford Electronics, Inc.

On April 5, the Company completed the acquisition of Oxford, a provider of airport technical services, for a cash purchase price of $9.6 million at closing and up to $2.5 million in deferred payments to be determined based on earnings for Oxford's fiscal 2000. The purchase price was funded with borrowings under the existing senior secured credit facility and a $1.0 million capital contribution from its parent, which was actually received on March 24, 2000. Primarily as a result of borrowings to fund the acquisition of Oxford and working capital needs, the long-term debt increased to $155.0 million as of May 4, 2000. The acquisition will be accounted for under the purchase method of accounting in the second quarter ended June 30, 2000. The Company filed Form 8-K with the Securities and Exchange Commission on April 17, 2000 with a more complete description of this acquisition.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

RESULTS OF OPERATIONS

Overall Summary

Revenues, operating income, and loss from continuing operations for the three months ended March 31, 2000 were $85.2 million, $1.1 million, and $3.2 million, respectively. The results include contributions from MAS and Aerolink for the entire quarter. As a result of the acquisition of Worldwide effective March 31, 1999, results for the quarter ended March 31, 2000 are not comparable to results in the comparable period of the prior year. Financial information for the period ended March 31, 1999 is that of the Predecessor, and as such is presented on a different basis of accounting. However, for information purposes results of operations for the three months ended March 31, 1999 have been included in this analysis. The Predecessor reported revenue, operating income, and income from continuing operations for the three months ended March 31, 1999 of $61.5 million, $1.7 million, and $1.0 million, respectively.

Revenues

Total revenues of $85.2 million increased $23.7 million from $61.5 million in the prior year. The acquisitions of MAS and Aerolink in August, 1999 accounted for $20.3 million of the increase. The remaining increase of $3.4 million is due to new contracts.

Since the acquisition of AMRS, we have identified revenue information for the cargo handling, ramp services, passenger services and technical services categories. Prior to the acquisition, AMRS did not identify revenues in similar categories. The following table contains, for the current quarter only, revenues by cargo handling, ramp services, passenger services and technical services categories (in thousands).

                                THREE MONTHS ENDED
                                   MARCH 31, 2000
                                ------------------
Cargo handling                       $ 39,233
Ramp services                          19,325
Passenger services                     15,678
Technical services                     10,959
                                     --------
Total                                $ 85,195
                                     ========

Salaries, wages and benefits

Salaries, wages and benefits of $57.5 million increased $17.8 million from $39.7 million in 1999. MAS and Aerolink contributed $12.7 million of the increase. The remaining increase of $5.1 million is the result of costs associated with increased sales volume over the prior year of approximately $2.2 million, general and administrative salaries of $1.8 million for headquarters support which had previously been allocated by AMR, and $1.1 million or 3% related to higher labor costs.

Materials, supplies and services

Materials, supplies and services of $9.0 million increased $1.3 million from $7.7 million in 1999. The increase is due to the acquisitions of MAS and Aerolink.

Equipment and facilities rental

Equipment and facilities rental of $4.9 million increased $1.3 million from $3.6 million in the prior year. Once again, the increase is due to the acquisitions of MAS and Aerolink.

Depreciation and amortization

Depreciation and amortization of $3.9 million increased $2.3 million from $1.6 million in 1999. Approximately $1.3 million of the increase is due to the amortization of intangibles, including goodwill on the acquisitions of AMRS, MAS and Aerolink. Approximately $1.0 million is additional depreciation expense from the MAS and Aerolink.

Other miscellaneous expenses

Other miscellaneous expenses of $8.7 million increased $3.9 million from $4.8 million in the prior year. Approximately $1.6 million of the increase is due to the operating expenses from MAS and Aerolink. The remaining increase of $2.3 million represents increased selling, general and administrative expenses for functions which were previously allocated by AMR, and recurring costs associated with the administration of an independent company including the accrual of management fees from the parent company, and non-recurring costs associated with the transition to an independent company.

General and administrative allocated expenses

Predecessor was allocated $2.3 million of general and administrative expense in the three months ended March 31, 1999 for staff functions including finance, human resources, legal, planning and executive management. The allocated expenses have been replaced by direct expenses and personnel hired by the Company as described above. There are no allocated expenses from AMR in the first quarter of 2000.

Operating income from continuing operations

As a result of the factors described above, operating income from continuing operations of $1.1 million decreased $.6 million from $1.7 million in 1999. The acquisitions of MAS and Aerolink contributed $2.1 million of operating income (excluding goodwill amortization) offset by increased salaries, wages and benefits from operations and additional selling, general and administrative costs as discussed above.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Cash and cash equivalents were $6.7 million (including restricted cash) at March 31, 2000, an increase of $4.1 million from $2.5 million at December 31, 1999. Net cash provided by operating activities was $9.6 million during the three month period ended March 31, 2000, reflecting the contribution from operating earnings plus more effective working capital management particularly in accounts receivable.

The Company reported a net reduction in working capital (excluding cash) of $8.9 million in the quarter. The reduction is primarily due to a decrease of $17.3 million in accounts receivable from improved collection efforts, however the expectation for the remainder of the year is that accounts receivable will fluctuate only from the normal seasonality of the business. The decrease in accounts receivable was offset, in part, by reductions in accrued interest from the semi-annual interest payment on the Senior Notes of $8.1 million on February 15, 2000. The next interest payment will be due on August 15, 2000.

As of March 31, 2000 the Company owed AMR approximately $7.5 million classified as accounts payable on which the payment terms had been extended. Approximately $1.6 million was paid in April with the remainder due in installments prior to August 1, 2000.

Net cash used in investing activities for capital spending was $2.4 million and $1.7 million for the three months ended March 31, 2000 and March 31, 1999, respectively.

Net cash used in financing activities was $3.0 million and $5.4 million for the three months ended March 31, 2000 and March 31, 1999, respectively. During the current quarter the Company received an equity contribution of $1.8 million from its parent offset by outside debt payments of $4.8 million. In the prior year, the Predecessor paid a dividend of $5.4 million to AMR prior to the sale of the Company. At March 31, 2000, the Company had total debt of $135.2 million.

On April 5, 2000 the Company completed the acquisition of Oxford, a provider of airport technical services, for a cash purchase price of $9.6 million at closing and up to $2.5 million in deferred payments to be determined in 2001 based on earnings for Oxford's fiscal 2000. The purchase price was funded with borrowings under the existing senior secured credit facility and a $1.0 million capital contribution from its parent, which was actually received on March 31, 2000.

The Company maintains a senior secured credit facility with a group of lenders that provides up to $75.0 million for purposes of funding working capital requirements and funding financing needs for future acquisitions. As of May 4, 2000, the Company had drawn $25.5 million under the credit facility with an additional $1.5 million allocated to issued letters of credit. Future additional availability under the senior secured credit facility may be less than the total remaining commitment amount and will depend on the borrowing base ($39.1 million as of March 31, 2000) and the ability to meet the applicable leverage and coverage ratios and other customary conditions. If the Company defaults under the credit facility due to the failure to maintain financial ratios or meet other covenants, it may not be able to make additional borrowings under that facility.

On March 31, 2000 the Company complied with all debt covenants. On May 4, 2000 the Company had approximately $11.0 million in cash and cash equivalents and committed and discretionary unused lines of credit aggregating an additional $12.1 million. Management believes that internally-generated funds and borrowings under existing credit facilities will be adequate to meet working capital and capital expenditure requirements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information about market risks for the three months ended March 31, 2000 does not differ materially from that discussed under Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                                     PART II

                                OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibit 10.1. Amendment and Waiver No. 1, dated as of March 24, 2000, to the Credit Agreement, dated August 12, 1999, among WFS Holdings, Inc., Worldwide Flight Services, Inc., the Lenders listed therein and The Chase Manhattan Bank as administrative agent.

              Exhibit 27.1. Financial Data Schedule.

         (b) Form 8-K for the purchase of Oxford Electronics Inc. was filed on April 17, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas on the 15th day of May, 2000.

                                        WORLDWIDE FLIGHT SERVICES, INC.


                                        By: /s/ Peter A. Pappas
                                            ------------------------------------
                                        Name:   Peter A. Pappas
                                        Title:  Chairman of the Board and
                                                Chief Executive Officer

                                        By: /s/ Donna Reeves
                                            ------------------------------------
                                        Name:   Donna Reeves
                                        Title:  Controller (principal financial
                                                and accounting officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas on the 15th day of May, 2000.

                                        WORLDWIDE FLIGHT FINANCE COMPANY

                                        By: /s/ Peter A. Pappas
                                            ------------------------------------
                                        Name:   Peter A. Pappas
                                        Title:  Chairman of the Board and
                                                President

                                        By: /s/ Donna Reeves
                                            ------------------------------------
                                        Name:   Donna Reeves
                                        Title:  Controller (principal financial
                                                and accounting officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas on the 15th day of May, 2000.

                                        WORLDWIDE FLIGHT SECURITY SERVICE
                                        CORPORATION

                                        By: /s/ Peter A. Pappas
                                            ------------------------------------
                                        Name:   Peter A. Pappas
                                        Title:  President

                                        By: /s/ Donna Reeves
                                            ------------------------------------
                                        Name:   Donna Reeves
                                        Title:  Controller (principal financial
                                                and accounting officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas on the 15th day of May, 2000.

                                        MIAMI INTERNATIONAL AIRPORT CARGO
                                        FACILITIES & SERVICES, INC.

                                        By: /s/ Peter A. Pappas
                                            ------------------------------------
                                        Name:   Peter A. Pappas
                                        Title:  Chairman of the Board and
                                                President

                                        By: /s/ Donna Reeves
                                            ------------------------------------
                                        Name:   Donna Reeves
                                        Title:  Controller (principal financial
                                                and accounting officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas on the 15th day of May, 2000.

                                        INTERNATIONAL ENTERPRISES GROUP, INC.


                                        By: /s/ Peter A. Pappas
                                            ------------------------------------
                                        Name:   Peter A. Pappas
                                        Title:  Chairman of the Board and
                                                Chief Executive Officer

                                        By: /s/ Donna Reeves
                                            ------------------------------------
                                        Name:   Donna Reeves
                                        Title:  Controller (principal financial
                                                and accounting officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas on the 15th day of May, 2000.

                                        MIAMI AIRCRAFT SUPPORT, INC.


                                        By: /s/ Peter A. Pappas
                                            ------------------------------------
                                        Name:   Peter A. Pappas
                                        Title:  Chairman of the Board and
                                                Chief Executive Officer

                                        By: /s/ Donna Reeves
                                            ------------------------------------
                                        Name:   Donna Reeves
                                        Title:  Controller (principal financial
                                                and accounting officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas on the 15th day of May, 2000.


                                        AEROLINK INTERNATIONAL, INC.

                                        By: /s/ Peter A. Pappas
                                            ------------------------------------
                                        Name:   Peter A. Pappas
                                        Title:  Chairman of the Board and
                                                Chief Executive Officer

                                        By: /s/ Donna Reeves
                                            ------------------------------------
                                        Name:   Donna Reeves
                                        Title:  Controller (principal financial
                                                and accounting officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas on the 15th day of May, 2000.

                                        AEROLINK MAINTENANCE, INC.

                                        By: /s/ Peter A. Pappas
                                            ------------------------------------
                                        Name:   Peter A. Pappas
                                        Title:  Chairman of the Board and
                                                Chief Executive Officer

                                        By: /s/ Donna Reeves
                                            ------------------------------------
                                        Name:   Donna Reeves
                                        Title:  Controller (principal financial
                                                and accounting officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas on the 15th day of May, 2000.


                                        AEROLINK MANAGEMENT, INC.


                                        By: /s/ Peter A. Pappas
                                            ------------------------------------
                                        Name:   Peter A. Pappas
                                        Title:  Chairman of the Board and
                                                Chief Executive Officer

                                        By: /s/ Donna Reeves
                                            ------------------------------------
                                        Name:   Donna Reeves
                                        Title:  Controller (principal financial
                                                and accounting officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas on the 15th day of May, 2000.

                                        AEROLINK INTERNATIONAL, L.P.


                                        By:  AEROLINK MANAGEMENT, INC.
                                             Its general partner

                                        By: /s/ Peter A. Pappas
                                            ------------------------------------
                                        Name:   Peter A. Pappas
                                        Title:  Chairman of the Board and
                                                Chief Executive Officer

                                        By: /s/ Donna Reeves
                                            ------------------------------------
                                        Name:   Donna Reeves
                                        Title:  Controller (principal financial
                                                and accounting officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas on the 15th day of May, 2000.


                                        OXFORD ELECTRONICS, INC.


                                        By: /s/ Peter A. Pappas
                                            ------------------------------------
                                        Name:   Peter A. Pappas
                                        Title:  Chairman of the Board and
                                                Chief Executive Officer

                                        By: /s/ Donna Reeves
                                            ------------------------------------
                                        Name:   Donna Reeves
                                        Title:  Controller (principal financial
                                                and accounting officer)

                               INDEX TO EXHIBITS


EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
   10.1           Amendment and Waiver No. 1, dated as of March 24, 2000, to the
                  Credit Agreement, dated August 12, 1999, among WFS Holdings,
                  Inc., Worldwide Flight Services, Inc., the Lenders listed
                  therein and The Chase Manhattan Bank as administrative agent.

   27.1           Financial Data Schedule.