Form 10-Q
period 2000-06-30
WORLDWIDE FLIGHT SERVICES INC; WORLDWIDE FLIGHT FINANCE CO; WORLDWIDE FLIGHT SECURITY SERVICE CORP; MIAMI AIRCRAFT SUPPORT INC; MIAMI INTERNATIONAL AIRPORT CARGO FACILITIES & SERVICES INC; INTERNATIONAL ENTERPRISES GROUP INC; AEROLINK INTERNATIONAL LP; AEROLINK MAINTAINANCE INC; AEROLINK MANAGEMENT INC; AEROLINK INTERNATIONAL INC
filed 2000-08-14
CIK 1095855, 1096001, 1096002, 1096003, 1096004, 1096005, 1096007, 1096009, 1096010, 1096011

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2000

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 333-88593

               For the transition period from _______ to ________

                         WORLDWIDE FLIGHT SERVICES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                    75-1932711
----------------------------------------       ---------------------------------
     (State or other jurisdiction of           (IRS Employer Identification No.)
      Incorporation or organization)

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

Yes [X]  No [ ]

The number of shares of the registrant's Common Stock outstanding as of August 10, 2000 was 1,000 shares. There is no public trading market for the shares of the registrant's common stock.

                                 CO-REGISTRANTS

    EXACT NAME OF CO-REGISTRANT AS          STATE OR OTHER JURISDICTION OF           PRIMARY STANDARD INDUSTRIAL
       SPECIFIED IN ITS CHARTER              INCORPORATION OR ORGANIZATION           CLASSIFICATION CODE NUMBER
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

                                      INDEX

                                                                                                                 Page
                                                                                                                Number
                                                                                                                ------
Part I.           Financial Information

       Item 1                 Financial Statements

                              Consolidated Statements of Operations for
                              the three and six months ended June 30, 2000,
                              the three months ended June 30, 1999 and the
                              three months ended March 31, 1999                                                     2

                              Consolidated Balance Sheets as of
                              June 30, 2000 and December 31, 1999                                                   3

                              Consolidated Statements of Cash Flows for the
                              six months ended June 30, 2000, the three months
                              ended June 30, 1999, and the three months ended
                              March 31, 1999                                                                        4


                              Notes to Consolidated Condensed Financial Statements                                  5

       Item 2                 Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                                                   8

       Item 3                 Quantitative and Qualitative Disclosures about Market Risk                           13

Part II.          Other Information

       Item 6                 Exhibits and Reports on Form 8-K                                                     14

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

         o increase in payroll or other costs and/or shortage of an adequate base of employees;

         o loss of significant customers through bankruptcy or industry consolidation;

         o inability to obtain additional capital due to covenant restrictions or other factors, and/or increases in debt levels beyond our ability to support repayment;

         o conditions in the securities markets are less favorable than expected;

         o costs or difficulties relating to the integration of businesses that we acquire are greater than expected;

         o expected cost savings from our acquisitions are not fully realized or realized within the expected time frame;

         o        competitive pressures in the industry increase; and

         o general economic conditions or conditions affecting the airline industry or other industries that ship cargo by air, whether internationally, nationally or in the states in which we do business, are less favorable than expected.


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

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS
                         WORLDWIDE FLIGHT SERVICES, INC.
                       (FORMERLY AMR SERVICES CORPORATION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                 Worldwide       Worldwide          Worldwide         Worldwide        Predecessor
                                               Three Months     Three Months       Six Months        Three Months     Three Months
                                                  ended            Ended             ended              Ended            ended
                                               June 30, 2000   June 30, 1999      June 30, 2000      June 30, 1999    March 31, 1999
                                               -------------  --------------      -------------      -------------    --------------
Revenues:
      External customers                        $  85,831         $  59,877         $ 171,026         $  59,877       $  38,640
      Affiliates                                                                                                         22,835
                                                ---------         ---------         ---------         ---------       ---------
      Total operating revenues                     85,831            59,877           171,026            59,877          61,475

Expenses:
      Salaries, wages and benefits                 55,855            39,682           113,321            39,682          39,679
      Materials, supplies and services              9,829             7,126            18,836             7,126           7,744
      Equipment and facilities rental               5,163             3,693            10,111             3,693           3,641
      Depreciation and amortization                 4,570             1,973             8,491             1,973           1,627
      Other miscellaneous expenses                  7,443             4,451            16,153             4,451           4,784
      Allocated general and administrative
      expenses                                         --                --                --                --           2,269
      Restructuring Charge                          7,673                --             7,673                --              --
                                                ---------         ---------         ---------         ---------       ---------
      Total operating expenses                     90,533            56,925           174,585            56,925          59,744

Income (loss) from continuing operations           (4,702)            2,952            (3,559)             2,952           1,731

Interest expense                                    5,570             1,556            10,574             1,556              --

Interest income                                        53                --               173                --             440

Other income (expense), net                          (206)             (270)             (218)             (270)           (552)
                                                ---------         ---------         ---------         ---------       ---------
Income (loss) from continuing operations
      before income taxes                         (10,425)            1,126           (14,178)            1,126           1,619

Provision (benefit) for income taxes               (1,457)              587            (1,985)              587             644
                                                ---------         ---------         ---------         ---------       ---------
Income (loss) from continuing operations           (8,968)              539           (12,193)              539             975

Loss from discontinued operations, net
      of tax benefits of $139                          --                --                --                --            (210)
                                                ---------         ---------         ---------         ---------       ---------
Net income (loss)                               $  (8,968)        $     539         $ (12,193)        $     539       $     765
                                                =========         =========         =========         =========       =========

                         WORLDWIDE FLIGHT SERVICES, INC.
                       (FORMERLY AMR SERVICES CORPORATION)

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                     (UNAUDITED)
                                                       JUNE 30,        DECEMBER 31,
                                                         2000              1999
                                                     ----------        ------------
                         ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                          $   1,469         $   1,775
   Restricted cash equivalent                               750               750
   Accounts receivable, less allowance for
     doubtful accounts                                   58,128            73,144
   Deferred income taxes                                  5,462             4,305
   Prepaid and other current assets                       9,471             7,413
                                                      ---------         ---------
      TOTAL CURRENT ASSETS                               75,280            87,387

EQUIPMENT AND PROPERTY:

   Equipment and property, at cost                       49,451            45,915
   Less accumulated depreciation                         (7,399)           (3,185)
                                                      ---------         ---------
                                                         42,052            42,730

Intangible assets including Goodwill, net               114,412           105,559
Other long-term assets                                   11,029            10,465
                                                      ---------         ---------
   TOTAL ASSETS                                       $ 242,773         $ 246,141
                                                      =========         =========

          LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:

  Accounts payable                                    $  32,078         $  23,350
  Accrued salaries, wages and benefits                    9,990            13,308
  Other accrued liabilities                              18,203            21,404
  Current portion of long-term debt                       2,132             2,876
                                                      ---------         ---------
      TOTAL CURRENT LIABILITIES                          62,403            60,938

DEFERRED INCOME TAXES                                    12,290            14,233
LONG TERM DEBT, LESS CURRENT PORTION                    144,683           137,081

STOCKHOLDER'S EQUITY:

  Common stock                                               --                --
  Additional paid-in-capital                             40,720            38,918
  Accumulated deficit                                   (15,389)           (3,197)
  Accumulated other comprehensive loss                   (1,934)           (1,832)
                                                      ---------         ---------
   TOTAL STOCKHOLDER'S EQUITY                            23,397            33,889

   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY         $ 242,773         $ 246,141
                                                      =========         =========

                         WORLDWIDE FLIGHT SERVICES, INC.
                       (FORMERLY AMR SERVICES CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               Worldwide       Worldwide        Predecessor
                                                              Six Months      Three Months      Three Months
                                                                 ended           ended             ended
                                                             June 30, 2000    June 30, 1999     March 31, 1999
                                                             -------------    -------------     --------------
OPERATING ACTIVITIES:

Net income (loss)                                              $(12,193)       $    539           $    765
      Adjustments to reconcile net earnings to net cash
      provided by operating activities
          Depreciation and amortization
                                                                  8,491           1,973              1,627
          Deferred income taxes                                  (3,100)            286              1,584

Change in assets and liabilities:
      Accounts receivable                                        15,016         (16,831)            (4,190)

      Accounts payable and accrued liabilities                    1,222          10,007             (7,117)
      Other, net                                                 (2,469)         (1,575)               183
                                                               --------        --------           --------

NET CASH PROVIDED BY (USED IN) OPERATING
      ACTIVITIES
                                                                  6,967          (5,601)            (7,148)
                                                               --------        --------           --------
INVESTING ACTIVITIES:

      Capital expenditures                                       (4,372)           (989)            (1,688)
      Acquisition, net of cash                                  (11,290)        (83,628)                --
      Other                                                          --             (28)                26
                                                               --------        --------           --------
NET CASH USED BY INVESTING ACTIVITIES                           (15,662)        (84,645)            (1,662)
                                                               --------        --------           --------

FINANCING ACTIVITIES:

      Proceeds from long term debt                                8,000          68,780                 --
      Payments on long term debt                                 (1,413)           (800)                --
      Proceeds from sale of stock                                    --          28,250                 --
      Equity contribution by parent                               1,802              --                 --
      Dividend to parent                                             --              --             (5,390)
                                                               --------        --------           --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               8,389          96,230             (5,390)
                                                               --------        --------           --------
NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                             (306)          5,984            (14,200)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  1,775              --             14,200
                                                               --------        --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  1,469        $  5,984           $     --
                                                               --------        --------           --------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Introduction and Basis of Presentation

On March 31, 1999, MR Services Corporation completed the acquisition of all of the outstanding stock of AMR Services Corporation ("Predecessor"), a wholly owned subsidiary of AMR Services Holding Corporation, which was a wholly owned subsidiary of AMR Corporation, the parent company of American Airlines, Inc. ("American"). MR Services Acquisition Corporation was immediately merged with and into AMRS, and AMRS, the surviving corporation was renamed Worldwide Flight Services, Inc. ("Worldwide" or "Company"). Worldwide is owned by WFS Holdings, Inc. The initial purchase price was $75.0 million plus subsequent possible adjustments. On August 12, 1999, Worldwide purchased all of the stock of Miami Aircraft Services, Inc. ("MAS"), an independent provider of express air cargo handling services in the United States, for $63.0 million plus transaction costs. Also, on August 23, 1999, Worldwide completed the acquisition of Aerolink International, Inc. and affiliates ("Aerolink"), a provider of ground services, located in Pittsburgh, Pennsylvania for a purchase price of $5.9 million plus possible additional consideration. As more fully discussed in Note 2 below, the Company completed its acquisition of Oxford Electronics, Inc. ("Oxford") during the second quarter of 2000. Its results of operations are consolidated with those of the Company effective April 1, 2000. The operations of MAS, Aerolink and Oxford are included in the operations of Worldwide since the date of acquisition.

The accompanying unaudited consolidated financial statements included herein have been prepared by the Company pursuant to generally accepted accounting principles for interim financial information, and in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles for complete financial statements have been excluded. The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the financial statements and the notes to consolidated financial statements included in the Annual Report, Form 10-K for the nine-month period ended December 31, 1999.

In the opinion of the Company, all adjustments that are normal recurring in nature have been included that were necessary to present fairly the financial position of Worldwide and subsidiaries as of June 30, 2000 and the results of operations and cash flows for the three and six months ended June 30, 2000 and June 30, 1999, respectively. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 2 - Acquisitions

Oxford Electronics, Inc.

On April 5, 2000 the Company completed the acquisition of Oxford, a provider of airport technical services, for a cash purchase price at closing of $9.6 million and up to $2.5 million in deferred payments to be determined based on earnings for Oxford's fiscal 2000. The purchase price was funded with borrowings under the existing senior secured credit facility and a $1.0 million capital contribution from the Company's parent, which was actually received on March 24, 2000. The acquisition has been accounted for under the purchase method of accounting in the second quarter ended June 30, 2000. Its results of operations have been included with those of the Company since April 1, 2000. The Company filed Form 8-K with the Securities and Exchange Commission on April 17, 2000 and Form 8-K/A on June 15, 2000 with a more complete description of this acquisition.

NOTE 3 - Comprehensive Income

The components of comprehensive income (loss) for the Company include net income (loss), and changes in the cumulative foreign currency translation. Total comprehensive income (loss) for the three month periods ended June 30, 2000 and June 30, 1999 were ($9.6) million and $0.1 million, respectively. Total comprehensive income (loss) for the six month period ended June 30, 2000 was ($12.3) million.

NOTE 4 - Capital Contributions

Capital contributions from parent included $1.0 million for the funding of the Oxford acquisition (discussed above) and for $.8 million of cash received from employees for stock purchases.

NOTE 5 - Restructuring Charges

In June 2000, Worldwide's management approved a restructuring plan to realign the company's organization, reduce overhead costs and eliminate excess and duplicative facilities. Restructuring charges of $7.7 million were expensed. The restructuring consists primarily of two parts: (1) the merging and integration of operations of Worldwide with MAS and Aerolink, and (2) other headquarters cost reduction measures.

In connection with the acquisitions of MAS and Aerolink, management initiated plans to consolidate and integrate the operations of these two companies into Worldwide through workforce reductions and the closure of duplicative facilities. As a result of the integration plan, WFS will close 10 facilities and lay-off approximately 100 employees. Amounts contained within the restructuring charge include severance (both statutory and contractual) of $1.7 million. Estimated holding costs of vacated facilities and contract termination penalties of $3.7 million were associated with distribution and office space, and termination of vehicle leases. Other exit costs of $0.8 million primarily related to professional fees and incidentals.

The remaining $1.5 million in charges represents termination payments related to the approximate 20% staff level reduction at the Company's headquarters, located in Euless, Texas.

The aforementioned charges are reflected in the accompanying consolidated statements of operations under the caption "Restructuring Charges". The Company estimates that actions it has already taken will generate significant cost savings as a result of its restructuring plan, and expects additional cost savings to result from further planned cost reduction actions.

Management expects to complete all parts of the restructuring plan by the end of 2000, with the majority of the cash expenditures to occur during the last half of 2000. As of June 30, 2000 the Company had paid $0.3 million for restructuring costs. Given the nature of the costs reflected herein, increases or decreases may be necessary throughout the tenure of the Company's restructuring plans. Any such changes will be reflected in the statement of operations as incurred, and classified in the manner discussed above.

NOTE 6 - Senior Secured Credit Facility and Senior Notes

The Company maintains a senior secured credit facility with a group of lenders that provides up to $75.0 million for purposes of funding working capital requirements and future acquisitions. As of August 10, 2000, the Company had drawn $30.0 million under the credit facility with an additional $3.0 million allocated to issued letters of credit. Of this amount, approximately $8.6 million was drawn to purchase Oxford in April 2000.

Future additional availability under the senior secured credit facility may be less than the remaining unutilized commitment amount and will depend on the borrowing base ($44.8 million as of August 10, 2000 under the modified senior secured credit facility discussed below) and the ability of the Company to meet the applicable leverage and coverage ratios and other customary conditions. While the Company believes that current availability under the credit facility and other potential sources allowed under the facility are adequate to manage its liquidity, future liquidity needs could change.

On August 14, 2000 the Company agreed with its lenders to modify certain provisions of the senior secured credit facility. Specifically, the Company and its banks have agreed to increase availability under its borrowing base through the inclusion of certain non-US dollar denominated accounts receivable, as well as clarify certain definitions related to the leverage ratio, coverage ratio and capital expenditure threshold. Notwithstanding the aforementioned, the Company's liquidity could be limited if the improved cash flow from the Company's cost reduction program does not materialize. If the Company defaults under the credit facility due to the failure to maintain financial ratios or meet other covenants, it may not be able to make additional borrowings under the facility if the bank refuses to allow additional advances and the Company is unable to obtain additional capital from other sources.

On June 30, 2000 the Company complied with all debt covenants. On August 10, 2000 the Company had approximately $7.0 million in cash and cash equivalents and committed and discretionary unused lines of credit aggregating an additional $11.8 million.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

RESULTS OF OPERATIONS

Recent Developments

In the second quarter Worldwide continued its efforts to improve the profitability of the Company. Management initiated several programs to reduce operating costs and to realize cost savings from its recent acquisitions, including MAS, Aerolink and Oxford. The programs included a workforce reduction at Worldwide headquarters, workforce reductions at certain operating locations, the closure of duplicative facilities, and general discretionary spending decreases. Management expects these initiatives to significantly improve the future operating results and cash flow of the Company.

Mark Dunkerley, President and Chief Operating Officer of Worldwide Flight Services, also left the Company during the quarter.

Overall Summary

Revenues, operating income (loss), and income (loss) from continuing operations for the six months ended June 30, 2000 were $171.0 million, $(3.6) million, and ($12.2) million, respectively compared to $121.4 million, $4.7 million, and $1.5 million, respectively for the six months ended June 30, 1999. The 2000 results include restructuring charges of $7.7 million recorded in the second quarter. The results also include contributions from MAS and Aerolink for the six months ended June 30, 2000 and include Oxford for the three months ended June 30, 2000. Revenues, operating income (loss), and income (loss) from continuing operations for the three months ended June 30, 2000 were $85.8 million, ($4.7) million, and ($9.0) million, respectively compared to $59.9 million, $3 million, and $0.5 million, respectively for the three months ended June 30, 1999.

As a result of the acquisition of Worldwide effective March 31, 1999, results for the six months ended June 30, 2000 are not comparable to results in the comparable period of the prior year. Financial information for the period ended March 31, 1999 is that of the Predecessor, and as such is presented on a different basis of accounting. However, for information purposes results of operations for the three and six months ended June 30, 1999 have been included in this analysis. The Predecessor reported revenue, operating income, and income from continuing operations for the three months ended March 31, 1999 of $61.5 million, $1.7 million, and $1.0 million, respectively.

Revenues

For the six months ended June 30, 2000 total revenues of $171.0 million increased $49.6 million, or 40.9% from $121.4 million in the prior year. The acquisitions of MAS and Aerolink in August 1999 and Oxford in April 2000 accounted for $42.9 million of the increase. The remaining increase of $6.7 million is due to new contracts and price increases on existing contracts. For the three month period ended June 30, 2000 total revenues of $85.8 million increased $25.9 million, or 43.2% from $59.9 million in the prior year. MAS, Aerolink and Oxford contributed $22.6 million of the increase and $3.3 million, or 5.5% was primarily due to new contracts.

Since the acquisition of AMRS, we have identified revenue information for the cargo handling, ramp services, passenger services and technical services categories. Prior to the acquisition, AMRS did not identify revenues in similar categories. The following table contains, for the current year only, revenues by cargo handling, ramp services, passenger services and technical services categories (in thousands).

                      SIX MONTHS ENDED          THREE MONTHS ENDED
                        JUNE 30, 2000              JUNE 30, 2000
                      ----------------          ------------------
Cargo handling            $ 80,818                   $41,585
Ramp services               39,829                    20,504
Passenger services          30,853                    15,175
Technical services          19,526                     8,567
                          --------                   -------
Total                     $171,026                   $85,831
                          ========                   =======


Salaries, wages and benefits

For the six months ended June 30, 2000 salaries, wages and benefits of $113.3 million increased $33.9, or 42.7% from $79.4 million in 1999. MAS, Aerolink and Oxford contributed $26.5 million of the increase. The remaining increase of $7.4 million is the result of costs associated with increased sales volume over the prior year of approximately $4.2 million, general and administrative salaries of $1.8 million for headquarters support which had previously been allocated by AMR, and $1.4 million or 2% related to higher labor costs. For the three months ended June 30, 2000 salaries, wages and benefits of $55.9 million increased $16.2 million, or 40.8% from $39.7 million in 1999. MAS, Aerolink and Oxford contributed $13.7 million of the increase for the quarter. The remaining increase of $2.5 million is the result of costs associated with higher sales volume over the prior year of approximately $2.0 million and $.5 million or 1.3% related to higher labor costs.

Materials, supplies and services

Materials, supplies and services of $18.8 million for the current six months increased $3.9 million from $14.9 million in 1999. The increase is primarily due to the acquisitions of MAS, Aerolink and Oxford. For the three months ended June 30, 2000 materials, supplies and services of $9.8 million increased $2.7 million from $7.1 million in 1999. MAS, Aerolink and Oxford contributed $2.0 million of the increase. The remainder is due to increased general and administrative costs of $.7 million for services previously allocated by AMR.

Equipment and facilities rental

For the six months, equipment and facilities rental of $10.1 million increased $2.8 million from $7.3 million in the prior year. The increase is primarily due to the acquisitions of MAS, Aerolink and Oxford not included in the prior year. For the second quarter, equipment and facilities rental of $5.2 million increased $1.5 million from $3.7 million in 1999 from the acquisitions of MAS, Aerolink and Oxford.

Depreciation and amortization

Depreciation and amortization of $8.5 million for the first half of 2000 increased $4.9 million from $3.6 million in 1999. Approximately $2.5 million of the increase is due the amortization of intangibles, including goodwill on the acquisitions of AMRS, MAS, Aerolink and Oxford. In addition, $2.1 million is related to depreciation expense from the acquisitions of MAS, Aerolink and Oxford. The remaining increase is additional depreciation expense on new equipment purchases.

Other miscellaneous expenses

For the six months ended June 30, 2000 other miscellaneous expenses of $16.2 million increased $7.0 million from $9.2 million in the prior year. Approximately $3.9 million of the increase is due to operating expenses from MAS, Aerolink and Oxford. Other operating expenses increased $1.4 million or 15.2% over the prior year primarily due to operating costs associated with new contracts. The remaining increase of $1.7 million represents increased selling, general and administrative expenses for functions which were previously allocated by AMR, and recurring costs associated with the administration of an independent company including the accrual of management fees from the parent company, and non-recurring costs associated with the transition to an independent company. For the second quarter, other miscellaneous expenses of $7.4 million increased $2.9 million from $4.5 million in 1999. MAS, Aerolink and Oxford accounted for $2.2 million of the increase. The remainder was due to increased operating expenses for new contracts of $.7 million or 15.6% over the prior year.

General and administrative allocated expenses

Predecessor was allocated $2.3 million of general and administrative expense in the three months ended March 31, 1999 for staff functions including finance, human resources, legal, planning and executive management. There are no allocated expenses from AMR in the current year. To replace the functions previously allocated by AMR, the Company has incurred direct expenses for personnel and other costs as described above.

Operating income from continuing operations (excluding restructuring charges)

As a result of the factors described above, operating income from continuing operations of $4.1 million decreased $.6 million from $4.7 million in 1999 for the six months ended June 30, 2000. The acquisitions of MAS, Aerolink and Oxford contributed $4.4 million of operating income offset by goodwill amortization of $2.5 million, increased wages and benefit costs from operations of $1.3 million, and $1.2 million of additional selling, general and administrative costs.

Restructuring charges

In June 2000, Worldwide's management approved a restructuring plan to realign the company's organization, reduce overhead costs and eliminate excess and duplicative facilities. Restructuring charges of $7.7 million were expensed in the quarter. The restructuring consists primarily of two parts: (1) the merging and integration of operations of Worldwide with MAS and Aerolink, and (2) other headquarters cost reduction measures.

In connection with the acquisitions of MAS and Aerolink, management initiated plans to consolidate and integrate the operations of the two acquired companies with Worldwide through workforce reductions and the closure of duplicative facilities. As a result of the integration plan, Worldwide will close 10 facilities and lay-off approximately 100 employees. Amounts contained within the restructuring charge include severance (both statutory and contractual) of $1.7 million. Estimated holding costs of vacated facilities and contract termination penalties of $3.7 million were associated with distribution and office space, and termination of vehicle leases. Other exit costs of $0.8 million primarily related to professional fees and incidentals.

The remaining $1.5 million in charges represents termination payments related to the approximate 20% staff level reduction at the Company's headquarters, located in Euless, Texas.

The aforementioned charges are reflected in the accompanying consolidated statements of operations under the caption "Restructuring Charges". The Company estimates that actions it has already taken will generate annualized cost savings of approximately $5.0 million as a result of its restructuring plan, and expects additional cost savings to result from further planned actions.

Management expects to complete all parts of the restructuring plans by the end of 2000, with the majority of the cash expenditures to occur during the last half of 2000. As of June 30, 2000 the Company had paid $0.3 million for restructuring costs. Given the nature of the costs reflected herein, increases or decreases may be necessary throughout the tenure of the Company's restructuring plans. Any such changes will be reflected in the statement of operations as incurred, and classified in the manner discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $2.2 million (including restricted cash) at June 30, 2000, a decrease of $0.3 million from $2.5 million at December 31, 1999. Net cash provided by operating activities was $7.0 million for the six month period ended June 30, 2000, reflecting the contribution from operating earnings plus improved working capital management, primarily related to improved collections of accounts receivable.

The Company reduced working capital (excluding cash and restructuring accruals) by $6.0 million for the six months. The reduction is primarily due to a decrease of $16.9 million in accounts receivable from improved collection efforts, however the Company expects that accounts receivable will fluctuate for the remainder of the year primarily from the normal seasonality of the business. The decrease in accounts receivable was offset, in part, by reductions in accrued interest from the semi-annual interest payment on the Senior Notes of $8.1 million on

February 15, 2000 and payments to AMR. The next interest payment on the Senior Notes of approximately $8.0 million, which the Company plans to make by a combination of borrowings under its senior secured credit facility and utilization of cash balances, is due on August 15, 2000.

As of June 30, 2000 the Company owed AMR approximately $4.3 million classified as accounts payable on which the payment terms had been extended. Approximately $1.8 million was paid in July with the remainder due in periodic installments prior to December 31, 2000.

Net cash used in investing activities for capital spending was $4.4 million, $1.0 million, and $1.7 million for the six months ended June 30, 2000, the three months ended June 30, 1999 and the three months ended March 31, 1999, respectively. Capital expenditures during the period were primarily associated with new equipment and software purchases. The Company expects its capital spending for 2000 to be about $10 million.

Net cash provided by (used in) financing activities was $8.4 million, $96.2 million, and ($5.4) million for the six months ended June 30, 2000, the three months ended June 30, 1999, and the three months ended March 31, 1999, respectively. During the first six months of 2000 the Company received an equity contribution of $1.8 million from its parent and made net borrowings of $6.6 million, both primarily to fund the Oxford acquisition. For the three months ended June 30, 1999 the Company received proceeds of $28.3 million for the sale of stock to its Parent and $68.0 million from borrowings on outside debt used for the acquisition of the Predecessor. At June 30, 2000, the Company had total debt of $146.8 million.

The Company maintains a senior secured credit facility with a group of lenders that provides up to $75.0 million for purposes of funding working capital requirements and future acquisitions. As of August 10, 2000, the Company had drawn $30.0 million under the credit facility with an additional $3.0 million allocated to issued letters of credit.


Future additional availability under the senior secured credit facility may be less than the remaining unutilized commitment amount and will depend on the borrowing base ($44.8 million as of August 10, 2000 under the modified senior secured credit facility discussed below) and the ability of the Company to meet the applicable leverage and coverage ratios and other customary conditions. While the Company believes that current availability under the credit facility and other potential sources allowed under the facility are adequate to manage its liquidity, future liquidity needs could change.

On August 14, 2000 the Company agreed with its lenders to modify certain provisions of the senior secured credit facility. Specifically, the Company and its banks have agreed to increase availability under its borrowing base through the inclusion of certain non-US dollar denominated accounts receivable, as well as clarify certain definitions related to the leverage ratio, coverage ratio and capital expenditure threshold. Notwithstanding the aforementioned, the Company's liquidity could be limited if the improved cash flow from the Company's cost reduction program does not materialize. If the Company defaults under the credit facility due to the failure to maintain financial ratios or meet other covenants, it may not be able to make additional borrowings under the facility if the bank refuses to allow additional advances and the Company is unable to obtain additional capital from other sources.

On June 30, 2000 the Company complied with all debt covenants. On August 10, 2000 the Company had approximately $7.0 million in cash and cash equivalents and committed and discretionary unused lines of credit aggregating an additional $11.8 million.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information about market risks for the six months ended June 30, 2000 does not differ materially from that discussed under Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                                     PART II
                                OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits

                  10.1 Executive Employment agreement dated May 17, 2000 between Worldwide Flight Services, Inc. and David F. Chavenson

                  10.2 Executive Employment agreement dated June 1, 2000 between Worldwide Flight Services, Inc. and Bradley
                           G. Stanius

                  10.3 AMENDMENT NO. 2 dated as of August 14, 2000, to the Credit Agreement dated as of August 12, 1999 (as amended, supplemented or otherwise modified from time to time, the "Credit Agreement"), among WFS HOLDINGS, INC., a Delaware corporation ("Holdings"), WORLDWIDE FLIGHT SERVICES, INC., a Delaware corporation (the "Borrower"), the lenders party thereto (the "Lenders") and THE CHASE MANHATTAN BANK, a New York banking corporation, as administrative agent for the Lenders (in such capacity, the "Administrative Agent").

                  27.1     Financial Data Schedule

                  (b)      Reports on Form 8-K.

                                1. On June 15, 2000, the Company filed an
                           amendment to Form 8-K, reporting under Item 7, to include audited financial statements of Oxford Electronics, Inc. and to include unaudited pro forma condensed financial statements of the Company and Oxford Electronics, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas on the 14th day of August, 2000.

                                         WORLDWIDE FLIGHT SERVICES, INC.


                                         By:      /s/ David F. Chavenson
                                            ------------------------------------
                                         Name:  David F. Chavenson
                                         Title:  Senior Vice President and
                                         Chief Financial Officer


                                         By:      /s/ Donna Reeves
                                            ------------------------------------
                                         Name:  Donna Reeves
                                         Title: Vice President and Controller
                                         (principal accounting officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas on the 14th day of August, 2000.

                                         WORLDWIDE FLIGHT FINANCE
                                         COMPANY

                                         By:     /s/  David F. Chavenson
                                            ------------------------------------
                                         Name:  David F. Chavenson
                                         Title: Chief Financial Officer


                                         By:      /s/ Donna Reeves
                                            ------------------------------------
                                         Name:  Donna Reeves
                                         Title: Vice President and Controller
                                         (principal accounting officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas on the 14th day of August, 2000.

                                         WORLDWIDE FLIGHT SECURITY
                                         SERVICE CORPORATION


                                         By:     /s/  David F. Chavenson
                                            ------------------------------------
                                         Name:  David F. Chavenson
                                         Title: Chief Financial Officer


                                         By:      /s/ Donna Reeves
                                            ------------------------------------
                                         Name:  Donna Reeves
                                         Title: Vice President and Controller
                                         (principal accounting officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas on the 14th day of August, 2000.

                                         MIAMI INTERNATIONAL AIRPORT
                                         CARGO FACILITIES & SERVICES, INC.


                                         By:     /s/  David F. Chavenson
                                            ------------------------------------
                                         Name:  David F. Chavenson
                                         Title: Chief Financial Officer


                                         By:      /s/ Donna Reeves
                                            ------------------------------------
                                         Name:  Donna Reeves
                                         Title: Vice President and Controller
                                         (principal accounting officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas on the 14th day of August, 2000.

                                         INTERNATIONAL ENTERPRISES
                                         GROUP, INC.


                                         By:     /s/  David F. Chavenson
                                            ------------------------------------
                                         Name:  David F. Chavenson
                                         Title: Chief Financial Officer


                                         By:      /s/ Donna Reeves
                                            ------------------------------------
                                         Name:  Donna Reeves
                                         Title: Controller (principal accounting
                                         officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas on the 14th day of August, 2000.

                                         MIAMI AIRCRAFT SUPPORT, INC.


                                         By:     /s/  David F. Chavenson
                                            ------------------------------------
                                         Name:  David F. Chavenson
                                         Title: Chief Financial Officer


                                         By:      /s/ Donna Reeves
                                            ------------------------------------
                                         Name:  Donna Reeves
                                         Title: Vice President and Controller
                                         (principal accounting officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas on the 14th day of August, 2000.

                                         AEROLINK INTERNATIONAL, INC.


                                         By:     /s/  David F. Chavenson
                                            ------------------------------------
                                         Name:  David F. Chavenson
                                         Title: Chief Financial Officer


                                         By:      /s/ Donna Reeves
                                            ------------------------------------
                                         Name:  Donna Reeves
                                         Title: Vice President and Controller
                                         (principal accounting officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas on the 14th day of August, 2000.

                                         AEROLINK MAINTENANCE, INC.


                                         By:     /s/  David F. Chavenson
                                            ------------------------------------
                                         Name:  David F. Chavenson
                                         Title: Chief Financial Officer


                                         By:      /s/ Donna Reeves
                                            ------------------------------------
                                         Name:  Donna Reeves
                                         Title: Vice President and Controller
                                         (principal accounting officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas on the 14th day of August, 2000.

                                         AEROLINK MANAGEMENT, INC.


                                         By:     /s/  David F. Chavenson
                                            ------------------------------------
                                         Name:  David F. Chavenson
                                         Title: Chief Financial Officer


                                         By:      /s/ Donna Reeves
                                            ------------------------------------
                                         Name:  Donna Reeves
                                         Title: Vice President and Controller
                                         (principal accounting officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas on the 14th day of August, 2000.

                                         AEROLINK INTERNATIONAL, L.P.


                                         By:  AEROLINK MANAGEMENT, INC.
                                              Its general partner

                                         By:      /s/  David F. Chavenson
                                            ------------------------------------
                                         Name:  David F. Chavenson
                                         Title: Chief Financial Officer

                                         By:      /s/ Donna Reeves
                                            ------------------------------------
                                         Name:  Donna Reeves
                                         Title: Vice President and Controller
                                         (principal accounting officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas on the 14th day of August, 2000.

                                         OXFORD ELECTRONICS, INC.


                                         By:     /s/  David F. Chavenson
                                            ------------------------------------
                                         Name:  David F. Chavenson
                                         Title: Chief Financial Officer


                                         By:      /s/ Donna Reeves
                                            ------------------------------------
                                         Name:  Donna Reeves
                                         Title: Vice President and Controller
                                         (principal accounting officer)

                               INDEX TO EXHIBITS


Exhibit No.                Description
-----------                -----------
   10.1                    Executive Employment agreement dated May 17, 2000
                           between Worldwide Flight Services, Inc. and David F.
                           Chavenson

   10.2 Executive Employment agreement dated June 1, 2000 between Worldwide Flight Services, Inc. and Bradley
                           G. Stanius

   10.3                    AMENDMENT NO. 2 dated as of August 14, 2000, to the
                           Credit Agreement dated as of August 12, 1999 (as amended, supplemented or otherwise modified from time to time, the "Credit Agreement"), among WFS
                           HOLDINGS, INC., a Delaware corporation ("Holdings"),
                           WORLDWIDE FLIGHT SERVICES, INC., a Delaware corporation (the "Borrower"), the lenders party thereto (the "Lenders") and THE CHASE MANHATTAN BANK, a New York banking corporation, as administrative agent for the Lenders (in such capacity, the "Administrative Agent").

   27                      Financial Data Schedule