Form 10-Q
period 2000-09-30
WORLDWIDE FLIGHT SERVICES INC; WORLDWIDE FLIGHT FINANCE CO; WORLDWIDE FLIGHT SECURITY SERVICE CORP; MIAMI AIRCRAFT SUPPORT INC; MIAMI INTERNATIONAL AIRPORT CARGO FACILITIES & SERVICES INC; INTERNATIONAL ENTERPRISES GROUP INC; AEROLINK INTERNATIONAL LP; AEROLINK MAINTAINANCE INC; AEROLINK MANAGEMENT INC; AEROLINK INTERNATIONAL INC
filed 2000-11-14
CIK 1095855, 1096001, 1096002, 1096003, 1096004, 1096005, 1096007, 1096009, 1096010, 1096011

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2000

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 333-88593

               For the transition period from         to
                                              -------    --------

                         WORLDWIDE FLIGHT SERVICES, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                      75-1932711
-------------------------------             ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
Incorporation or organization

       1001 West Euless Boulevard
               Suite 320
         Euless, Texas  76040
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

Yes X . No   .
   ---    ---

The number of shares of the registrant's Common Stock outstanding as of November 14, 2000 was 1,000 shares. There is no public trading market for the shares of the registrant's common stock.

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

                                      INDEX

                                                                                                                 Page
                                                                                                                 Number
                                                                                                                 ------
Part I.           Financial Information

       Item 1                 Unaudited Financial Statements

                              Consolidated Unaudited Statements of Operations for                                   2
                              the three and nine months ended September 30, 2000, the six months ended
                              September 30, 1999 and the three months ended March 31, 1999

                              Consolidated Unaudited Balance Sheets as of                                           3
                              September 30, 2000 and December 31, 1999

                              Consolidated Unaudited Statements of Cash Flows for the                               4
                              nine months ended September 30, 2000, the six
                              months ended September 30, 1999, and the three
                              months ended March 31, 1999

                              Notes to Consolidated Condensed Financial Statements                                  5

       Item 2                 Management's Discussion and Analysis of Financial Condition and Results of            8
                              Operations

       Item 3                 Quantitative and Qualitative Disclosures about Market Risk                           12

Part II.          Other Information

       Item 6                 Exhibits and Reports on Form 8-K                                                     13

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

               o loss of significant customers through bankruptcy or industry consolidation or other factors;

               o inability to obtain additional capital due to covenant restrictions or other factors, and/or increases in debt levels beyond our ability to support repayment;

               o conditions in the securities or other financing markets are less favorable than expected;

               o costs or difficulties relating to the integration of businesses that we acquire are greater than expected;

               o expected cost savings or revenues from our acquisitions or expected cost savings from our restructuring plan are not fully realized or are not realized within the expected time frame;

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

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS
                         WORLDWIDE FLIGHT SERVICES, INC.
                       (FORMERLY AMR SERVICES CORPORATION)

                CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                  Worldwide       Worldwide         Worldwide       Worldwide     Predecessor
                                                 Three Months    Three Months      Nine Months     Six Months     Three Months
                                                    ended           ended             ended           ended           ended
                                                 September 30,   September 30,    September 30,   September 30,     March 31,
                                                    2000             1999             2000            1999            1999
                                                 -------------   -------------    -------------   -------------   ------------
Revenues:
     External customers                           $     86,288    $     71,702    $    257,314    $    131,579    $     38,640
     Affiliates                                                                                                         22,835
                                                  ------------    ------------    ------------    ------------    ------------

     Total revenues                                     86,288          71,702         257,314         131,579          61,475

Expenses:
     Salaries, wages and benefits                       57,123          46,121         170,444          85,803          39,679
     Materials, supplies and services                    8,938           8,845          27,774          15,971           7,744
     Equipment and facilities rental                     5,287           4,798          15,398           8,491           3,641
     Depreciation and amortization                       4,556           2,503          13,047           4,476           1,627
     Other miscellaneous expenses                        7,042           6,330          23,195          10,781           4,784
     Allocated general and
       Administrative Expenses                              --              --              --              --           2,269
     Restructuring Charge                                                   --           7,673              --              --
                                                  ------------    ------------    ------------    ------------    ------------

     Total operating expenses                           82,946          68,597         257,531         125,522          59,744

Income from continuing operations                        3,342           3,105            (217)          6,057           1,731

Interest expense                                         5,538           3,527          16,112           5,083              --

Interest income                                             63                             236                             440

Other income (expense), net                               (121)            128            (339)           (142)           (552)
                                                  ------------    ------------    ------------    ------------    ------------
Income (loss) from continuing
  operations before income taxes                        (2,254)           (294)        (16,432)            832           1,619

Provision (benefit) for income taxes                      (315)                         (2,300)            587             644
                                                  ------------    ------------    ------------    ------------    ------------

Income (loss) from continuing
  operations before extraordinary loss                  (1,939)           (294)        (14,132)            245             975

Extraordinary loss on early                                             (1,197)                         (1,197)
  extinguishments of debt, net of
  tax benefit of $762

Loss from discontinued operations,
  net of tax benefit of $139                                                                                             (210)
                                                  ------------    ------------    ------------    ------------    ------------
Net income (loss)                                 $     (1,939)   $     (1,491)   $    (14,132)   $       (952)   $        765
                                                  ============    ============    ============    ============    ============

                             See accompanying notes

                         WORLDWIDE FLIGHT SERVICES, INC.
                       (FORMERLY AMR SERVICES CORPORATION)

                     CONSOLIDATED UNAUDITED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                          SEPTEMBER 30,     DECEMBER 31,
                                                              2000              1999
                                                         --------------    --------------
                         ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                             $          375    $        1,775
   Restricted cash equivalent                                       750               750
   Accounts receivable, less allowance for
     doubtful accounts                                           58,335            73,144
   Deferred income taxes                                          5,462             4,305
   Prepaid and other current assets                               8,831             7,413
                                                         --------------    --------------
      TOTAL CURRENT ASSETS                                       73,753            87,387

EQUIPMENT AND PROPERTY:
   Equipment and property, at cost                               52,004            45,915
   Less accumulated depreciation                                (10,045)           (3,185)
                                                         --------------    --------------
                                                                 41,959            42,730

Intangible assets including Goodwill, net                       115,070           105,559
Other long-term assets                                           10,684            10,465
                                                         --------------    --------------
   TOTAL ASSETS                                          $      241,466    $      246,141
                                                         ==============    ==============

          LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable                                      $       20,640    $       23,350
   Accrued salaries, wages and benefits                           9,732            13,308
   Other accrued liabilities                                     22,401            21,404
   Current portion of long-term debt                              2,145             2,876
                                                         --------------    --------------
      TOTAL CURRENT LIABILITIES                                  54,918            60,938

DEFERRED INCOME TAXES                                            11,680            14,233
LONG TERM DEBT, LESS CURRENT PORTION                            152,777           137,081

STOCKHOLDER'S EQUITY:
   Common stock                                                      --                --
   Additional paid-in-capital                                    40,861            38,918
   Accumulated deficit                                          (17,329)           (3,197)
   Accumulated other comprehensive loss                          (1,441)           (1,832)
                                                         --------------    --------------
   TOTAL STOCKHOLDER'S EQUITY                                    22,091            33,889

   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY            $      241,466    $      246,141
                                                         ==============    ==============

                             See accompanying notes

                         WORLDWIDE FLIGHT SERVICES, INC.
                       (FORMERLY AMR SERVICES CORPORATION)

                CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                      Worldwide        Worldwide      Predecessor
                                                                     Nine Months      Six Months      Three Months
                                                                        ended            ended           ended
                                                                    September 30,    September 30,      March 31,
                                                                        2000             1999             1999
                                                                    -------------    -------------    ------------
OPERATING ACTIVITIES:

Net income (loss)                                                   $     (14,132)   $        (952)   $        765
      Adjustments to reconcile net earnings to net cash
      provided by operating activities
          Depreciation and amortization                                    13,047            4,476           1,627
          Deferred income taxes                                            (3,551)          (1,916)          1,584
          Extraordinary loss                                                                 1,959
          Other                                                                                494

Change in assets and liabilities:
      Accounts receivable                                                  16,411          (22,937)         (4,190)
      Accounts payable and accrued liabilities                             (9,776)          15,821          (7,117)
      Other, net                                                              233           (1,023)            183
                                                                    -------------    -------------    ------------
NET CASH PROVIDED BY (USED IN) OPERATING
      ACTIVITIES                                                            2,232           (4,078)         (7,148)
                                                                    -------------    -------------    ------------

INVESTING ACTIVITIES:

      Capital expenditures                                                 (6,936)          (4,606)         (1,688)
      Acquisitions, net of cash                                           (13,548)        (149,833)             --
      Other                                                                    --                               26
                                                                    -------------    -------------    ------------

NET CASH USED BY INVESTING ACTIVITIES                                     (20,484)        (154,439)         (1,662)
                                                                    -------------    -------------    ------------

FINANCING ACTIVITIES:

      Proceeds from sale of senior notes                                                   126,793
      Issue costs on long term debt                                                        (10,204)
      Proceeds from long term debt                                         16,000           85,748              --
      Payments on long term debt                                            (1091)         (70,866)             --
      Proceeds from sale of stock                                              --           28,250              --
      Equity contribution by parent and officers                            1,943           10,425              --
      Dividend to parent                                                       --               --          (5,390)
                                                                    -------------    -------------    ------------
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES                           16,852          170,146          (5,390)
                                                                    -------------    -------------    ------------

NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                                     (1,400)          11,629         (14,200)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            1,775               --          14,200
                                                                    -------------    -------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $         375    $      11,629    $         --
                                                                    =============    =============    ============

                             See accompanying notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Introduction and Basis of Presentation

On March 31, 1999, MR Services Corporation completed the acquisition of all of the outstanding stock of AMR Services Corporation ("Predecessor"), a wholly owned subsidiary of AMR Services Holding Corporation, which was a wholly owned subsidiary of AMR Corporation, the parent company of American Airlines, Inc. ("American"). MR Services Acquisition Corporation was immediately merged with and into AMRS, and AMRS, the surviving corporation was renamed Worldwide Flight Services, Inc. ("Worldwide" or "Company"). Worldwide is owned by WFS Holdings, Inc. The initial purchase price was $75.0 million plus subsequent possible adjustments. On August 12, 1999, Worldwide purchased all of the stock of Miami Aircraft Services, Inc. ("MAS"), an independent provider of express air cargo handling services in the United States, for $63.0 million plus transaction costs. Also, on August 23, 1999, Worldwide completed the acquisition of Aerolink International, Inc. and affiliates ("Aerolink"), a provider of ground services, located in Pittsburgh, Pennsylvania for a purchase price of $5.9 million plus possible additional consideration. As more fully discussed in Note 2 below, the Company completed its acquisition of Oxford Electronics, Inc. ("Oxford") during the second quarter of 2000. The operations of MAS, Aerolink and Oxford are included in the operations of Worldwide since the respective dates of acquisition.

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

In the opinion of the Company, all adjustments that are normal and recurring in nature have been included that were necessary to present fairly the financial position of Worldwide and subsidiaries as of September 30, 2000 and the results of operations and cash flows for the three and nine months ended September 30, 2000 and September 30, 1999, respectively. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 2 - Acquisitions

Oxford Electronics, Inc.

On April 5, 2000, the Company completed the acquisition of Oxford, a provider of airport technical services, for a cash purchase price at closing of $9.6 million and up to $2.5 million in deferred payments to be determined based on earnings for Oxford's fiscal 2000. The purchase price was funded with borrowings under the existing senior secured credit facility and a $1.0 million capital contribution from the Company's parent. The acquisition was accounted for under the purchase method of accounting.

NOTE 3 - Comprehensive Income

The components of comprehensive income (loss) for the Company include net income
(loss), and changes in the cumulative foreign currency translation. Total comprehensive income (loss) for the three month periods ended September 30, 2000 and September 30, 1999 were ($1.4) million and ($2.4) million, respectively. Total comprehensive income (loss) for the nine month period ended September 30, 2000 was ($13.7) million.

NOTE 4 - Capital Contributions

Capital contributions from parent included $1.0 million for the funding of the Oxford acquisition (discussed above) and for $ 0.9 million of cash received from employees for stock purchases.

NOTE 5 - Restructuring Charges

In June 2000, Worldwide's management approved a restructuring plan to realign the Company's organization, reduce overhead costs and eliminate excess and duplicative facilities. The Company recorded a restructuring charge of $7.7 million in June 2000. The restructuring consists primarily of two parts: (1) the merging and integration of operations of Worldwide with MAS and Aerolink, and
(2) other headquarters cost reduction measures.

In connection with the acquisitions of MAS and Aerolink, management initiated plans to consolidate and integrate the operations of these two companies into Worldwide through workforce reductions and the closure of duplicative facilities. As a result of the integration plan, WFS will close 10 facilities and lay-off approximately 100 employees. Amounts contained within the restructuring charge include severance (both statutory and contractual) of $1.7 million, and estimated holding costs and associated contract termination penalties for vacated facilities of $3.7 million. Other exit costs of $0.8 million relate primarily to professional fees and incidentals.

The remaining $1.5 million in charges represents severance payments related to the approximate 20% staff level reduction at the Company's headquarters located in Euless, Texas.

The aforementioned charges are reflected in the accompanying consolidated statements of operations under the caption "Restructuring Charges". The Company estimates that actions it has already taken will generate significant cost savings as a result of its restructuring plan, and expects additional cost savings to result from further planned cost reduction actions.

Management expects to complete all parts of the restructuring plan by the end of 2000, with the majority of the cash expenditures to occur during 2001. Given the nature of the costs reflected herein, increases or decreases may be necessary throughout the tenure of the Company's restructuring plan. Any such changes will be reflected in the statement of operations as incurred, and classified in the manner discussed above.

NOTE 6 - Senior Secured Credit Facility and Senior Notes

The Company maintains a senior secured credit facility with a group of lenders that provides up to $75.0 million for purposes of funding working capital requirements and future acquisitions. As of November 6, 2000, the Company had drawn $33.0 million under the credit facility with an additional $2.8 million allocated to issued letters of credit. Of this amount, approximately $8.6 million was drawn to fund the purchase of Oxford in April 2000.

Future additional availability under the senior secured credit facility may be less than the total remaining commitment amount and will depend on the borrowing base ($43.4 million as of September 30, 2000 under the modified senior secured credit facility discussed below) and the ability of the Company to meet the applicable leverage and coverage ratios and other customary conditions. While the Company believes that current availability under the credit facility and other potential sources allowed under the facility are adequate to manage its liquidity, future liquidity needs could change.

On August 14, 2000 the Company agreed with its lenders to modify certain provisions of the senior secured credit facility. Specifically, the Company and its banks agreed to increase availability under its borrowing base through the inclusion of certain non-US dollar denominated accounts receivable, as well as clarify certain definitions related to the leverage ratio, coverage ratio and capital expenditure threshold. Notwithstanding the aforementioned, the liquidity could be severely limited if the improved cash flow from the Company's cost reduction program does not materialize. If the Company defaults under the credit facility due to the failure to maintain financial ratios or meet other covenants, it may not be able to make additional borrowings under the facility if the bank refuses to allow additional advances and the Company is unable to obtain additional capital from other sources.

On September 30, 2000 the Company complied with all debt covenants. On November 6, 2000 the Company had approximately $3.5 million in cash and cash equivalents and committed and discretionary unused lines of credit aggregating an additional $7.6 million.

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overall Summary

Revenues, operating income (loss), and income (loss) from continuing operations for the nine months ended September 30, 2000 were $257.3 million, ($0.2) million, and ($14.1) million, respectively compared to $193.1 million, $7.8 million, and $1.2 million, respectively for the nine months ended September 30, 1999. The 2000 results include a restructuring charge of $7.7 million recorded in the second quarter. The results also include contributions from MAS and Aerolink for the nine months ended September 30, 2000 and include Oxford for the six months ended September 30, 2000. Revenues, operating income, and income
(loss) from continuing operations for the three months ended September 30, 2000 were $86.3 million, $3.3 million, and ($1.9) million, respectively compared to $71.7 million, $3.1 million, and ($0.3) million, respectively for the three months ended September 30, 1999.

As a result of the acquisition of Worldwide effective March 31, 1999, results for the nine months ended September 30, 2000 are not comparable to results in the comparable period of the prior year. Financial information for the period ended March 31, 1999 is that of the Predecessor, and as such is presented on a different basis of accounting. However, for information purposes results of operations for the three and nine months ended September 30, 1999 have been included in this analysis. The Predecessor reported revenue, operating income, and income from continuing operations for the three months ended March 31, 1999 of $61.5 million, $1.7 million, and $1.0 million, respectively.

Revenues

For the nine months ended September 30, 2000 total revenues of $257.3 million increased by $64.2 million, or 33.3% from $193.1 million in the prior year. The acquisitions of MAS and Aerolink in August 1999 and Oxford in April 2000 accounted for $56.4 million of the increase. The remaining increase of $7.8 million, or 4.0% is due to new contracts and price increases on existing contracts. For the three month period ended September 30, 2000 total revenues of $86.3 million increased $14.6 million, or 20.3% from $71.7 million in the prior year. MAS, Aerolink and Oxford contributed $13.5 million of the increase and $1.1 million, or 1.5%, was primarily due to new contracts.

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

                      NINE MONTHS ENDED    THREE MONTHS ENDED
                      SEPTEMBER 30, 2000   SEPTEMBER 30, 2000
                     -------------------   -------------------
Cargo handling       $           119,487   $            38,669
Ramp services                     59,440                19,611
Passenger services                47,307                16,454
Technical services                31,080                11,555
                     -------------------   -------------------
Total                $           257,314   $            86,289

Salaries, wages and benefits

For the nine months ended September 30, 2000 salaries, wages and benefits of $170.4 million increased $44.9 million, or 35.8% from $125.5 million in 1999. MAS, Aerolink and Oxford contributed $34.7 million of the increase. The remaining increase of $10.2 million is the result of costs associated with increased sales volume over the prior year of approximately $4.8 million, general and administrative salaries of $3.5 million for headquarters support which had previously been allocated by AMR, and $1.9 million or 1.6% related to higher labor costs. For the three months ended September 30, 2000 salaries, wages and benefits of $57.1 million increased $11.0 million, or 23.9% from $46.1 million in 1999. MAS, Aerolink and Oxford account for $8.2 million of the increase in the quarter. The remaining increase of $2.8 million is the result of costs associated with higher sales volume over the prior year of approximately $0.7 million and $2.1 million or 4.6% related to higher labor costs and general and administrative salaries.

Materials, supplies and services

Materials, supplies and services of $27.8 million for the current nine months increased $4.1 million from $23.7 million in 1999. The increase is primarily due to the acquisitions of MAS, Aerolink and Oxford. For the three months ended September 30, 2000 materials, supplies and services of $8.9 million increased $0.1 million from $8.8 million in 1999.

Equipment and facilities rental

For the nine months, equipment and facilities rental of $15.4 million increased $3.3 million from $12.1 million in the prior year. The increase is primarily due to the acquisitions of MAS and Aerolink in August 1999 and Oxford in April 2000. For the third quarter, equipment and facilities rental of $5.3 million increased $0.5 million from $4.8 million in 1999, primarily due to the acquisitions of MAS and Aerolink in the third quarter of 1999.

Depreciation and amortization

Depreciation and amortization of $13.0 million for the first nine months of 2000 increased $6.9 million from $6.1 million in 1999. Approximately $3.0 million of the increase is due the amortization of intangibles, including goodwill on the acquisitions of AMRS, MAS, Aerolink and Oxford. In addition, $2.5 million is related to depreciation expense from the acquisitions of MAS, Aerolink and Oxford. The remaining $1.4 million increase is additional depreciation expense on new equipment purchases.

For the three months, depreciation and amortization of $4.6 million increased $2.1 million from $2.5 million. The increase is due to the acquisitions of MAS and Aerolink in August 1999 and Oxford in April 2000.

Other miscellaneous expenses

For the nine months ended September 30, 2000 other miscellaneous expenses of $23.2 million increased $7.6 million from $15.6 million in the prior year. Approximately $4.7 million of the increase is due to operating expenses from MAS, Aerolink and Oxford. The remaining increase of $2.9 million is primarily due to operating costs associated with new contracts. For the third quarter, other miscellaneous expenses of $7.0 million increased $0.7 million from $6.3 million in 1999. MAS, Aerolink and Oxford accounted for this increase.

General and administrative allocated expenses

Predecessor was allocated $2.3 million of general and administrative expense in the three months ended March 31, 1999 for staff functions including finance, human resources, legal, planning and executive management. There are no allocated expenses from AMR in the current year. To replace the functions previously allocated by AMR, the Company has incurred direct expenses for personnel and other costs.

Income from continuing operations (excluding restructuring charges)

As a result of the factors described above, income from continuing operations of $7.5 million decreased $0.3 million from $7.8 million in 1999 for the nine months ended September 30, 2000. The acquisitions of MAS, Aerolink and Oxford contributed $8.5 million of operating income (excluding depreciation) offset by increased goodwill amortization of $3.0, higher depreciation expense of $3.9 million, and higher labor costs of $1.9 million.

Restructuring charges

In June 2000, Worldwide's management approved a restructuring plan to realign the Company's organization, reduce overhead costs and eliminate excess and duplicative facilities. The Company recorded a restructuring charge of $7.7 million in June 2000. The restructuring consists primarily of two parts: (1) the merging and integration of operations of Worldwide with MAS and Aerolink, and
(2) other headquarters cost reduction measures.

In connection with the acquisitions of MAS and Aerolink, management initiated plans to consolidate and integrate the operations of the two acquired companies with Worldwide through workforce reductions and the closure of duplicative facilities. As a result of the integration plan, Worldwide will close 10 facilities and lay-off approximately 100 employees. Amounts contained within the restructuring charge include severance (both statutory and contractual) of $1.7 million, and estimated holding costs and associated contract termination penalties for vacated facilities of $3.7 million. Other exit costs of $0.8 million primarily related to professional fees and incidentals.

The remaining $1.5 million in charges represents severance payments related to the approximate 20% staff level reduction at the Company's headquarters, located in Euless, Texas.

The aforementioned charges are reflected in the accompanying consolidated statements of operations under the caption "Restructuring Charges". The Company estimates that actions it has already taken will generate annualized cost savings of approximately $5.0 million as a result of its restructuring plan, and expects additional cost savings to result from further planned actions.

Management expects to complete all parts of the restructuring plans by the end of 2000, with the majority of the cash expenditures to occur during 2001. As of September 30, 2000 the Company had paid $0.9 million for restructuring costs. Given the nature of the costs reflected herein, increases or decreases may be necessary throughout the tenure of the Company's restructuring plans. Any such changes will be reflected in the statement of operations as incurred, and classified in the manner discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1.1 million (including restricted cash) at September 30, 2000, a decrease of $1.4 million from $2.5 million at December 31, 1999. Net cash provided by operating activities was $2.2 million for the nine month period ended September 30, 2000, reflecting the contribution from operating earnings plus improved working capital management, primarily related to improved collections of accounts receivable, offset by interest payments to the bondholders.

The Company increased its investment in working capital (excluding cash and restructuring accruals) by $1.2 million for the nine months. The increase is primarily due to reductions in accounts payable and accrued liabilities of $17.4 million including $7.0 million paid to AMR Corporation for prior year liabilities and payments (net of accruals) of interest on the Senior Notes. The amount is partially offset by improved collection efforts, which decreased accounts receivable by $16.4 million. The Company recognizes that accounts receivable and payable fluctuate in part due to normal seasonality of the business along with changes in spending patterns and payments under the restructuring plan.

The next interest payment of $8.1 million on the Senior Notes is due on February 15, 2001. The Company plans to fund the next interest payment through a combination of borrowings under its senior secured credit facility and utilization of cash balances.

As of September 30, 2000 the Company owed AMR approximately $2.3 million classified as accounts payable on which the payment terms had been extended. This amount is due in periodic installments prior to December 31, 2000.

Net cash used in investing activities for capital spending was $6.9 million, $4.6 million and $1.7 million for the nine months ended September 30, 2000, the six months ended September 30, 1999 and the three months ended March 31, 1999, respectively. Capital expenditures during the period were primarily associated with new equipment and software purchases. The Company expects its capital spending for 2000 to be about $10 million.

Net cash provided by (used in) financing activities was $16.9 million, $170.1 million, and ($5.4) million for the nine months ended September 30, 2000, the six months ended September 30, 1999 and the three months ended March 31, 1999, respectively. During the first nine months of 2000, the Company received an equity contribution of $1.9 million from its parent and made net borrowings of $15.0 million, both primarily to fund the Oxford acquisition. At September 30, 2000, the Company had total debt of $154.9 million.

The Company maintains a senior secured credit facility with a group of lenders that provides up to $75.0 million for purposes of funding working capital requirements and future acquisitions. As of November 6, 2000, the Company had drawn $33.0 million under the credit facility with an additional $2.8 million allocated to issued letters of credit.

Future additional availability under the senior secured credit facility may be less than the total remaining commitment amount and will depend on the borrowing base ($43.4 million as of September 30, 2000 under the senior secured credit facility) and the ability of the Company to meet the applicable leverage and coverage ratios and other customary conditions. While the Company believes that current availability under the credit facility and other potential sources allowed under the facility are adequate to manage its liquidity, future liquidity needs could change.

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

On September 30, 2000 the Company complied with all debt covenants. On November 6, 2000 the Company had approximately $3.5 million in cash and cash equivalents and committed and discretionary unused lines of credit aggregating an additional $7.6 million.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company will adopt Securities and Exchange Commission Staff Accounting Bulletin "Revenue Recognition in Financial Statements" (SAB 101) in the fourth quarter of 2000. The Company does not believe the adoption of SAB 101 will have a material effect on our results of operations, financial position or cash flows.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information about market risks for the nine months ended September 30, 2000 does not differ materially from that discussed under Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                                     PART II
                                OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)      Exhibits

        27.1     Financial Data Schedule

        (b)      Reports on Form 8-K.

                 None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas on the 14th day of November, 2000.



                                             WORLDWIDE FLIGHT SERVICES, INC.


                                             By: /s/ David F. Chavenson
                                                 -------------------------------
                                             Name:  David F. Chavenson
                                             Title: Senior Vice President and
                                             Chief Financial Officer


                                             By: /s/ Donna Reeves
                                                 -------------------------------
                                             Name:  Donna Reeves
                                             Title: Vice President and
                                             Controller (principal accounting
                                             officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas on the 14th day of November, 2000.


                                              WORLDWIDE FLIGHT FINANCE COMPANY


                                              By: /s/ David F. Chavenson
                                                 -------------------------------
                                              Name:  David F. Chavenson
                                              Title: Chief Financial Officer


                                              By: /s/ Donna Reeves
                                                 -------------------------------
                                              Name:  Donna Reeves
                                              Title: Vice President and
                                              Controller (principal accounting
                                              officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas on the 14th day of November, 2000.



                                              WORLDWIDE FLIGHT SECURITY
                                              SERVICE CORPORATION


                                              By: /s/ David F. Chavenson
                                                 -------------------------------
                                              Name:  David F. Chavenson
                                              Title: Chief Financial Officer


                                              By: /s/ Donna Reeves
                                                 -------------------------------
                                              Name:  Donna Reeves
                                              Title: Vice President and
                                              Controller (principal
                                              accounting officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas on the 14th day of November, 2000.



                                              MIAMI INTERNATIONAL AIRPORT
                                              CARGO FACILITIES & SERVICES, INC.


                                              By: /s/ David F. Chavenson
                                                 -------------------------------
                                              Name:  David F. Chavenson
                                              Title: Chief Financial Officer


                                              By: /s/ Donna Reeves
                                                 -------------------------------
                                              Name:  Donna Reeves
                                              Title: Vice President and
                                              Controller (principal
                                              accounting officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas on the 14th day of November, 2000.



                                              INTERNATIONAL ENTERPRISES
                                              GROUP, INC.


                                              By: /s/ David F. Chavenson
                                                 -------------------------------
                                              Name:  David F. Chavenson
                                              Title: Chief Financial Officer


                                              By: /s/ Donna Reeves
                                                 -------------------------------
                                              Name:  Donna Reeves
                                              Title: Controller (principal
                                              accounting officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas on the 14th day of November, 2000.



                                              MIAMI AIRCRAFT SUPPORT, INC.


                                              By: /s/ David F. Chavenson
                                                 -------------------------------
                                              Name:  David F. Chavenson
                                              Title: Chief Financial Officer


                                              By: /s/ Donna Reeves
                                                 -------------------------------
                                              Name:  Donna Reeves
                                              Title: Vice President and
                                              Controller (principal accounting
                                              officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas on the 14th day of November, 2000.



                                              AEROLINK INTERNATIONAL, INC.


                                              By: /s/ David F. Chavenson
                                                 -------------------------------
                                              Name:  David F. Chavenson
                                              Title: Chief Financial Officer


                                              By: /s/ Donna Reeves
                                                 -------------------------------
                                              Name:  Donna Reeves
                                              Title: Vice President and
                                              Controller (principal accounting
                                              officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas on the 14th day of November, 2000.



                                              AEROLINK MAINTENANCE, INC.


                                              By: /s/ David F. Chavenson
                                                 -------------------------------
                                              Name:  David F. Chavenson
                                              Title: Chief Financial Officer


                                              By: /s/ Donna Reeves
                                                 -------------------------------
                                              Name:  Donna Reeves
                                              Title: Vice President and
                                              Controller (principal accounting
                                              officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas on the 14th day of November, 2000.



                                              AEROLINK MANAGEMENT, INC.


                                              By: /s/ David F. Chavenson
                                                 -------------------------------
                                              Name:  David F. Chavenson
                                              Title: Chief Financial Officer


                                              By: /s/ Donna Reeves
                                                 -------------------------------
                                              Name:  Donna Reeves
                                              Title: Vice President and
                                              Controller (principal accounting
                                              officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas on the 14th day of November, 2000.



                                              AEROLINK INTERNATIONAL, L.P.


                                              By:  AEROLINK MANAGEMENT, INC.
                                                   Its general partner


                                                   /s/ David F. Chavenson
                                              ----------------------------------
                                              Name:  David F. Chavenson
                                              Title: Chief Financial Officer


                                              By: /s/ Donna Reeves
                                                 -------------------------------
                                              Name:  Donna Reeves
                                              Title: Vice President and
                                              Controller (principal accounting
                                              officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas on the 14th day of November, 2000.



                                              OXFORD ELECTRONICS, INC.


                                              By: /s/ David F. Chavenson
                                                 -------------------------------
                                              Name:  David F. Chavenson
                                              Title: Chief Financial Officer


                                              By: /s/ Donna Reeves
                                                 -------------------------------
                                              Name:  Donna Reeves
                                              Title: Vice President and
                                              Controller (principal accounting
                                              officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  27.1         Financial Data Schedule