Form 10-K405
period 2000-12-31
WORLDWIDE FLIGHT SERVICES INC; WORLDWIDE FLIGHT SECURITY SERVICE CORP; OXFORD ELECTRONICS INC
filed 2001-04-02
CIK 1095855, 1096002, 1137445

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K

       [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

       [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 333-88593

                        WORLDWIDE FLIGHT SERVICES, INC.
             (Exact Name of Registrant as specified in its charter)

                  DELAWARE                                       75-1932711
       (State or other jurisdiction of              (I.R.S. Employer Identification No.)
       incorporation or organization)

         1001 WEST EULESS BOULEVARD
                  SUITE 320
                EULESS, TEXAS                                       76040
  (Address of principal executive offices)                       (Zip code)

       Registrant's telephone number, including area code: (817) 665-3200

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered Pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     All 1,000 shares of common stock, par value $.01 per share ("Common Stock") of the registrant are held by affiliates. No shares of Common Stock are held by non-affiliates.

     As of December 31, 2000, the Registrant had outstanding 1,000 shares of voting Common Stock and no shares of non-voting Common Stock.

                      Documents Incorporated by Reference
                                      NONE

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 CO-REGISTRANTS

                                               STATE OR OTHER     PRIMARY STANDARD
                                              JURISDICTION OF        INDUSTRIAL
EXACT NAME OF CO-REGISTRANT AS                INCORPORATION OR   CLASSIFICATION CODE      I.R.S. EMPLOYER
SPECIFIED IN ITS CHARTER                        ORGANIZATION           NUMBER          IDENTIFICATION NUMBER
- ------------------------------                ----------------   -------------------   ---------------------
Worldwide Flight Security Service                 Delaware              4581                75-2276559
  Corporation...............................
Oxford Electronics, Inc. ...................      Delaware              4581                11-2407710

     The Board of Directors of Worldwide Flight Services, Inc. approved and adopted a Plan of Merger effective December 31, 2000, whereby the herein described subsidiary companies and former Co-Registrants were merged into Worldwide Flight Services, Inc. Pursuant to the Plan of Merger, Worldwide Flight Services, Inc. assumed all rights, liabilities and obligations of the subsidiary companies. The subsidiaries and former Co-Registrants that were merged are:

        Worldwide Flight Finance Company
        Miami International Airport Cargo Facilities & Services, Inc. Miami Aircraft Support, Inc.
        Aerolink International, Inc.
        Aerolink Maintenance, Inc.
        Aerolink Management, Inc.
        Aerolink International, L.P.

     International Enterprises, Group, Inc. was liquidated effective December 4, 2000.

     Oxford Electronics, Inc. was acquired on April 5, 2000 and is a wholly owned subsidiary of Worldwide Flight Services, Inc.

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
ITEM 1.   BUSINESS....................................................    2
ITEM 2.   PROPERTIES..................................................   12
ITEM 3.   LEGAL PROCEEDINGS...........................................   12
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   12
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.......................................   12
ITEM 6.   SELECTED FINANCIAL DATA.....................................   13
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATION..................................   15
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK......................................................   23
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   25
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..................................   25
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   25
ITEM 11.  EXECUTIVE COMPENSATION......................................   27
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT................................................   30
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   31
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
            8-K.......................................................   32

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This annual report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The words "believe," "estimate," "anticipate," "project," "intend," "expect" and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve some risks and uncertainties. In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur. Factors that may cause actual results or events to differ materially from those contemplated by the forward-looking statements include, among other things, the matters discussed under "Item 1. Business -- Risk Factors" and the following possibilities:

     - future revenues are lower than expected;

     - increase in payroll or other costs and/or shortage of an adequate base of employees;

     - loss of significant customers through bankruptcy or industry consolidation or other factors;

     - inability to obtain additional capital due to covenant restrictions or other factors, and/or increase in debt levels beyond our ability to support repayment;

     - costs or difficulties relating to the integration of businesses that we acquire are greater than expected;

     - expected cost savings or revenues from our acquisitions or expected cost savings from our restructuring plan are not fully realized or realized within the expected time frame;

     - competitive pressures in the industry increase;

     - general economic conditions or conditions affecting the airline industry or other industries that ship cargo by air, whether internationally, nationally or in the states in which we do business, are less favorable than expected, and

     - changes in the interest rate environment.

     You are cautioned not to place undue reliance on forward-looking statements contained in this report as these speak only as of its date. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise except as required by law.

                                     PART I

ITEM 1. BUSINESS

     Unless the context otherwise indicates:

     - "We," "our," "us" refer to Worldwide Flight Services, Inc. and its subsidiaries on a pro forma combined basis after giving effect to the acquisitions of Miami Aircraft Support, Inc. and its subsidiaries, which are collectively referred to in this report as "Miami Aircraft Support," Aerolink International, Inc. and its affiliates, which are collectively referred to in this report as "Aerolink"; and Oxford Electronics, Inc. referred to in this report as "Oxford".

     - "Worldwide" refers to Worldwide Flight Services, Inc. and its subsidiaries without giving effect to the acquisitions of Miami Aircraft Support, Aerolink and Oxford.

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

     On August 12, 1999, we purchased all of the stock of Miami Aircraft Support for approximately $63.0 million. On August 23, 1999, we purchased all of the stock of Aerolink for approximately $5.9 million plus an earn-out of $1.0 million.

     On April 5, 2000, we completed the acquisition of Oxford, a provider of airport technical services, for a cash purchase price at closing of $9.6 million and up to $2.5 million in deferred payments to be determined based on earnings for Oxford's fiscal 2000. The deferred payment has not been finalized or paid.

     We are one of the world's leading independent providers of aviation services to air cargo and passenger airlines. Our services include cargo handling and ramp, passenger and technical services. We currently service our customers at approximately 100 airports in North America, Europe and Hong Kong. We employ approximately 10,800 employees in these locations.

  Services

     Our ground services consist of:

     - cargo handling;

     - ramp services;

     - passenger services; and

     - technical services.

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

     We provide cargo handling services at approximately 50 U.S. and Canadian airports. We principally provide these services in the United States at John F. Kennedy International Airport in New York, Dallas-Fort Worth International Airport and Miami International Airport. In France, we are a leading provider of cargo handling services, with operations at eight airports. We also provide cargo-handling services in seven other European countries.

     We believe that we are one of the few ground service providers that has brought its services to a new standard of quality by being ISO 9002 certified at John F. Kennedy airport in New York and Charles de Gaulle and Orly airports in Paris, which are key domestic and international airports. Additionally, in 2000 we obtained ISO 9002 certification in Madrid, Spain. ISO 9002 certification is important to our customers because it demonstrates formal recognition of our quality control procedures. We continue to pursue this certification in additional locations.

     Ramp Services. Ramp services include the following services for passenger airlines:

     - guiding the aircraft to and from the gate;

     - loading and unloading baggage and freight;

     - cabin cleaning; and

     - providing heating, air conditioning, lavatory and water services for our customers' aircraft.

     Ramp services are critical to every airline. This is because airlines only have a short period of time between arrival and departure to prepare an aircraft for new passengers. Without experienced ramp crews and well-maintained equipment, a flight may be delayed and customers may become dissatisfied. An experienced ramp crew helps ensure that an aircraft departs on schedule.

     We provide ramp services at approximately 70 U.S. and Canadian airports.

     Passenger Services. Passenger services, which are provided to passenger airlines, include the following:

     - checking passengers' baggage at curbside;

     - providing ticket counter service, which includes helping passengers to check baggage, receive boarding passes, purchase tickets, check documentation and receive flight-related information;

     - staffing airline lounges;

     - providing departure gate services and managing the ticket-taking process;

     - assisting with passengers' baggage-related problems such as damage, theft or mishandled bags; and

     - providing wheelchair assistance.

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

     We currently provide passenger services at approximately 45 airports.

     Technical Services.  Technical services include the following:

     - preventive maintenance and mechanical support for jet bridges and ground equipment;

     - freight management, including brokering freight for both airline and non-airline customers;

     - aircraft fueling and managing airport fuel storage facilities; and

     - aircraft de-icing.

     We currently provide technical services at approximately 50 airports worldwide. Due to the nature of technical services combined with our presence at almost 100 airports, we believe that we are able to provide these additional services for customers at these airports upon short notice and in an efficient manner.

     Pricing of our Services. We do not have a single price structure for our services. We price our services based on the following:

     - the specific services requested by the customer;

     - the projected volume of services requested;

     - the location where these services are to be performed; and

     - the costs associated with providing these services, including the cost of labor.

  Airport Locations

     As of December 31, 2000 we provided services at the airports indicated below.

UNITED STATES
Atlanta, GA
Baltimore, MD
Bradley, CT
Buffalo, NY
Burbank, CA
Charlotte, NC
Chicago, IL
Cincinnati, OH
Cleveland, OH
Colorado Springs, CO
Columbus, OH
Dallas/Ft. Worth, TX
Dayton, OH
Denver, CO
Detroit, MI
Ft. Lauderdale, FL
Ft. Myers, FL
Greensboro, NC
Greenville/Spartanburg, SC
Gunnison, CO
Harrisburg, PA
Hayden, CO
Honolulu, HI
Houston, TX
Islip, NY
Jackson Hole, WY
Jackson, MS
Jacksonville, FL
Las Vegas, NV
Los Angeles, CA
Louisville, KY
Mather AFB, CA
Maui, HI
Memphis, TN
Miami, FL
Montrose, CO
Nashville, TN
Newburgh, NY
New York(JFK), NY
New York(LaGuardia), NY
Newark, NJ
Norfolk, VA
Oakland, CA
Oklahoma City, OK
Omaha, NB
Orlando, FL
Philadelphia, PA
Pittsburgh, PA
Providence, RI
Raleigh/Durham, NC
Reno, NV
Richmond, VA
Sacramento, CA
Salt Lake City, UT
San Francisco, CA
San Jose, CA
Seattle, WA
Spokane, WA
Steamboat Springs, CO
St. Petersburg, FL
Tampa, FL
Tucson, AZ
Vail, CO
Washington(Dulles), DC
Washington(National), DC
West Palm Beach, FL
White Plains, NY
CANADA
Halifax, Nova Scotia
Hamilton, Ontario
Moncton, Nova Scotia
Montreal, (Dorval), Quebec
Montreal, (Mirabel), Quebec
Ottowa, Quebec
Toronto, Ontario
Vancouver, British Columbia

CARIBBEAN
Kingston, Jamaica
Montego Bay, Jamaica
St. Croix, Virgin Islands
St. Thomas, Virgin Islands

EUROPE
Amsterdam, Holland
Barcelona, Spain
Brussels, Belgium
Frankfurt, Germany
Lille, France
London(Heathrow), England
Lyon, France
Madrid, Spain
Marseilles, France
Nantes, France
Paris(Charles de Gaulle),
France
Paris(Orly), France
Rome, Italy
Strasbourg, France
Toulouse, France
Vienna, Austria

ASIA
Hong Kong, China

  Customers

     We have over 300 customers, including approximately 220 airline customers, approximately 30 air cargo carrier customers and approximately 10 airport customers. Our remaining customers include, among others, freight forwarders and non-airline customers for which we provide a variety of services. Our airline customers include American Airlines and its affiliates, British Airways, Continental Airlines, Korean Air Lines, Nippon Cargo Airlines and Saudi Arabian Airlines. Air cargo carrier customers include UPS, DHL, Emery and BAX Global. Significant airport customers include the Port Authority of New York and New Jersey, the Houston Intercontinental Airport, and the Hong Kong Airport Authority. Our top ten customers, including American Airlines and its affiliates, accounted for approximately 51% of total revenues for the twelve months ended December 31, 2000. Other than American Airlines, which accounted for approximately 23% of revenues for the twelve months ended December 31, 2000, no single customer accounted for more than 10% of our revenues.

     We generally have service contracts with our customers and, at December 31, 2000 we had over 800 service contracts. These contracts are typically based on standard industry forms that are customized to fit the desired contractual arrangement. Many of our service contracts are effective for a specified term and allow our customers to terminate their contract on ninety days notice or sooner for continuing performance breaches. After their initial term, our contracts typically automatically continue but become terminable by either party on 60 days' notice or less for any reason. Some of our contracts contain price escalation clauses that are linked to the consumer price index. Under these clauses, if the consumer price index increases, we are permitted to increase our prices by the consumer price index or a percentage of it.

  Sales and Marketing

     We employ six sales and four marketing professionals on a full-time basis under the direction of the Senior Vice President Sales/Marketing. Our sales team has on average over 14 years of experience in the ground handling industry.

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

     The primary function of our four person marketing group is to create and enhance our brand and image through advertising and sales promotion activities. The marketing group also prepares customer and industry presentations and prepares and reviews contracts.

  Competition

     The ground services industry consists of a large number of domestic and international service providers. Many of these provide service at more than one airport, although only a small number of them provide services nationally or internationally. In the United States, our principal competitors are national ground service providers such as DynAir Services (subsidiary of Swissport), Hudson General Corporation (subsidiary of Globeground) and Menzies Aviation Group (formerly Ogden Aviation Corporation), as well as smaller companies that operate regionally or at individual locations. Internationally, we compete principally with international ground service providers such as Cargo Service Centers, Globe Ground, Servisair and Swissport. We also indirectly compete against airlines, since airlines continue to perform a large portion of their ground services in-house.

     The principal competitive factors in our industry are:

     - price;

     - reputation for quality;

     - breadth of services offered; and

     - experience in a particular market or geographic region.

     We believe that we compare favorably to our competition with respect to all of these factors.

  Employees

     As of December 31, 2000, we had approximately 10,800 employees. Approximately 4,300, or 40%, of our employees work part-time.

     Approximately 2,800 of our U.S. employees were represented in 2000 by collective bargaining agreements. These employees consist primarily of cargo handling and ramp services workers. The Transport Workers Union, or TWU, represented approximately 2,600 of our U.S.-based employees. Our agreement with the TWU was re-negotiated in 2000 prior to its expiration and is now effective until September 2003. The Teamsters Union also represents approximately 150 Philadelphia employees. The contract with the Teamsters Union was re-negotiated as well and is in effect until February 2003. In Canada, approximately 370 of our employees are represented by the Canadian Auto Workers Union. This agreement expired in November 1998, was re-negotiated in 2000 and will be in effect until July 2003. In some of the other countries where we operate, we are subject to industry-wide collective bargaining agreements, as well as local labor laws.

     Effective December 31, 2000, we merged Miami Aircraft Support, Miami International Airport Cargo Facilities & Services and Aerolink into Worldwide Flight Services, Inc. We expect the realization of significant efficiencies at airports where Worldwide and one or more subsidiaries operate. On or about that time, approximately 2,500 additional employees from those subsidiaries became subject to the TWU agreement, for a total of approximately 5,100 employees subject to the TWU agreement.

     We have not experienced any material business interruption as a result of labor disputes and believe that we have a good relationship with our employees.

  Regulatory Compliance

     FAA and Other Related Operational Regulations. Our business must comply with FAA airport security regulations regarding the screening of passengers and cargo on behalf of air carriers. While companies that screen passengers and cargo are not currently required to be certified by the FAA, the FAA published a notice of proposed rulemaking on January 5, 2000 that, if finalized, would require the certification of companies that screen passengers or cargo, such as ours. The certification, once granted, would need to be renewed every five years. The notice also proposes other requirements to improve screening, such as new performance measurements for screening companies, new training, testing requirements and new qualification criteria for employees who screen passengers and cargo. If the rules proposed in the notice are implemented by the FAA, we will be required to become certificated to continue screening passengers and cargo. We also may experience increased costs as a result of installing performance testing equipment and complying with increased administrative burdens. In addition, we would be directly regulated by the FAA and could be subject to enforcement actions, such as suspension or revocation of our certification or civil penalties, if we did not adequately comply with those regulations.

     Because we accept hazardous material on behalf of our customers and perform services regarding the transportation of hazardous materials by both air and ground transport, we must comply with United States Department of Transportation (USDOT) regulations governing the handling, packaging, marking, labeling and transportation of hazardous materials. Our employees who accept or handle hazardous materials for air transportation must comply with USDOT safety regulations, including among other things, receiving specialized training. If we fail to properly handle, package, mark, label or transport hazardous materials or to properly train employees who directly affect hazardous materials transportation safely, consequences may include in substantial civil penalties. Additionally, because of the types of hazardous materials that we carry for ground transport on behalf of our customers, such as explosives and toxic materials, we are required to register with the USDOT in accordance with the Hazardous Materials Transportation Act annually as a hazardous materials carrier over the highway.

     While we do not hold an FAA-issued repair station certificate, and do not hold ourselves out as an FAA-certificated repair station, we employ certified and rated mechanics who perform maintenance and preventive maintenance on aircraft. These mechanics must perform their duties in accordance with the Federal Aviation Administration Regulations in order to approve and return to service aircraft upon which any maintenance has been performed. Their failure to comply with these regulations could result in civil penalties, as well as the suspension or revocation of their individual mechanic's certificates, which could adversely affect that portion of our business.

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

     Environmental. We must comply with a variety of international, federal and state laws and regulations relating to environmental protection, including laws and regulations relating to the handling, storage, disposal and remediation of petroleum-based products used in the airline industry. These operations are regulated by the United States Environmental Protection Agency (EPA) as well as State and Local Environmental Agencies. The EPA regulates hazardous waste generator status, the disposal of solid wastes from our operations and our storage of petroleum products. At some of our locations, as tenants, we are required to acknowledge the Airport Authority Storm Water Pollution Prevention Plan and train employees on preserving clean water according to the plan. These laws and regulations and any international laws and regulations may affect the cost of operating our business because we operate fueling depots in a small number of locations, maintain equipment for our cargo and ramp operations and store and dispose of petroleum products used in these operations. We believe that our operations are in compliance with these environmental laws and regulations. We do not expect future costs associated with compliance with these laws and regulations to materially harm our business, financial condition or future results. In addition, in connection with the sale of Worldwide to our parent, we obtained environmental indemnities from AMR Corporation which provide that AMR Corporation will indemnify us, subject to deductibles, for all environmental liabilities that relate to periods prior to the closing of the sale. We also received environmental indemnities from the sellers of Miami Aircraft Support, Aerolink and Oxford. In addition, we maintain pollution insurance.

  Risk Factors

  OUR SUBSTANTIAL AMOUNT OF DEBT COULD MATERIALLY HARM OUR FINANCIAL HEALTH AND PREVENT US FROM FULFILLING OUR OBLIGATIONS UNDER OUR SENIOR NOTES.

     We have a substantial amount of debt. As of December 31, 2000, the completion of our most recent fiscal year:

     - we had long-term debt of approximately $151 million, including $127.1 million of Senior Notes due 2007 and $21.5 million of revolving credit obligations;

     - our total stockholder's equity was approximately $23.8 million and we had a negative tangible net worth of approximately $88 million;

     - for the twelve months ended December 31, 2000, we had a net loss of approximately $11.4 million; and

     Our high level of debt could have important consequences. For example, it:

     - could make it more difficult for us to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes;

     - requires us to dedicate a large portion of our cash flow to pay interest on our indebtedness, which reduces the amount of cash flow available to fund working capital, capital expenditures, acquisitions and other business activities;

     - could increase our vulnerability to general adverse economic and industry conditions, including increases in interest rates;

     - could place us at a competitive disadvantage compared to our competitors that have proportionately less debt; and

     - could limit our flexibility in planning for, or reacting to, changes in our business and the ground services industry generally.

     We anticipate that our cash flow from operations, together with borrowings under our senior secured credit facility, will be sufficient to service our debt obligations as they become due. Our ability to meet these requirements depends on our future financial performance, which will be affected by financial, business, economic, competitive and other factors. We will not be able to control many of these factors, such as economic conditions in the markets in which we operate and competitive initiatives undertaken by competitors. We cannot be certain that our cash flow from operations will be sufficient to allow us to pay principal and interest on our debt, and meet our other obligations. If we cannot generate sufficient cash flow from operations, we may be required to reduce or delay investments in our business or seek to raise additional debt or equity capital. We may not be able to effect any of these actions on commercially reasonable terms, or at all. In addition, the terms of existing or future debt agreements, including our senior secured credit facility and indenture, may restrict us from adopting any of these alternatives.

  BECAUSE WE HAVE A HIGHLY LEVERAGED CAPITAL STRUCTURE, WE MUST SATISFY FINANCIAL RATIOS AND TESTS OR OTHER COVENANT RESTRICTIONS CONTAINED WITHIN OUR VARIOUS INDEBTEDNESS AGREEMENTS, OTHERWISE WE MAY BE LIMITED IN OUR ABILITY TO OPERATE OUR BUSINESS

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

     The senior secured credit facility contains, and our other indebtedness agreements may contain, additional affirmative and negative covenants, including limitations on our ability to incur additional indebtedness and to make acquisitions and capital expenditures, which could affect our ability to operate our business and satisfy our obligations. The indenture restricts, among other things, our ability to incur additional debt, sell assets, create liens or other encumbrances, make dividend and other payments to third parties or merge or consolidate. All of the covenants and restrictions in both the senior secured credit facility and indenture could affect our ability to operate our business, satisfy our obligations and may limit our ability to take advantage of potential business opportunities as they arise.

  IF WE FAIL TO MAINTAIN OUR RELATIONSHIPS WITH AMERICAN AIRLINES AND OTHER SIGNIFICANT CUSTOMERS, IT COULD ADVERSELY AFFECT OUR BUSINESS

     We derived approximately 23% of our revenues from American Airlines and its affiliates for the twelve months ended December 31, 2000. Our top ten customers accounted for approximately 51% of our revenues for the twelve months ended December 31, 2000. If we experience a significant reduction in business from American Airlines or its affiliates, it could adversely affect our business and limit our ability to satisfy covenants and other restrictions under the senior secured credit facility and indenture.

     Revenues from our customers could decrease either because they choose to use other third party ground services providers or because they choose to perform these services using their own personnel. Many of our customers, including American Airlines, currently provide a significant portion of their own ground services.

  OUR CUSTOMERS MAY TERMINATE THEIR CONTRACTS WITH US ON SHORT NOTICE, WHICH COULD ADVERSELY AFFECT OUR BUSINESS

     Some of our service contracts allow customers to terminate their contract on 90 days notice or sooner for performance breaches. However, many of our contracts have passed the term specified in the contract, and therefore, under their terms, generally have become terminable by either party on 60 days notice or less for any reason. While we believe these terms are typical in the industry, we can provide no assurance that customers will not terminate their contracts. The termination of a large portion of our contracts could adversely affect our business.

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

  THE OCCURRENCE OF SIGNIFICANT ADVERSE EVENTS AFFECTING THE AIRLINE INDUSTRY COULD ADVERSELY AFFECT OUR BUSINESS

     Because we provide most of our services to air cargo and passenger airlines, we are likely to be affected by significant events that affect those businesses. All of these events will be outside of our control and any of them could adverse affect our business. These events could include the following:

     - an economic downturn in one or more of the geographic markets where we do business including a prolonged increase in fuel costs to the airline industry and future possible bankruptcies of our customers, each of which could result in slow payments on customer accounts;

     - requirements of our customer's unions associated with the in-sourcing of ground services,

     - route changes by airlines;

     - strikes by unions; and

     - a substantial reduction in air traffic or financial problems incurred by air cargo or passenger airlines.

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

  IF WE DO NOT EFFICIENTLY ABSORB ANY ACQUIRED BUSINESSES, THEN WE MAY NOT REALIZE THE ANTICIPATED BENEFITS FROM THE ACQUISITIONS

     As part of our business strategy, we intend to selectively pursue acquisitions, in addition to internal growth opportunities. On August 12, 1999 Worldwide acquired Miami Aircraft Support, on August 23, 1999 Worldwide acquired Aerolink, and on April 5, 2000 Worldwide acquired Oxford. We intend to pursue additional acquisitions, including smaller acquisitions. Acquisitions present various risks, including the following:

     - difficulties assimilating and integrating the operations of the combined companies and retaining key personnel;

     - difficulties integrating the acquired company's financial, computer, payroll and other systems into our own;

     - difficulties implementing additional controls and information systems appropriate to a larger company;

     - distractions to management, which could result in a disruption of our business;

     - unanticipated liabilities or contingencies relating to the acquired company; and

     - reduced earnings due to increased goodwill amortization, increased interest costs and costs related to integration.

     In addition, suitable acquisition candidates may not be available or may not be available at a reasonable price.

  FLUCTUATIONS IN FOREIGN CURRENCY MAY ADVERSELY AFFECT OUR FINANCIAL
  PERFORMANCE

     A significant portion of our revenues are denominated in non-U.S. currencies, consisting principally of French francs, Canadian dollars, Spanish pesetas, Hong Kong dollars and British pounds. While some of our expenses are denominated in these currencies, a significant portion of our expenses, including interest and principal on our indebtedness, are denominated in U.S. dollars. This exposes us to fluctuations in the rate of exchange between foreign currencies and the U.S. dollar. Significant exchange rate fluctuations could result in exchange rate losses, which in turn could adversely affect our business. We periodically hedge some of these foreign currencies, although we may not do so in the future.

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

     We maintain fueling operations at four locations and use various types of fuel at many locations. In connection with these fueling operations, we operate above-ground storage tanks and operate sub-surface fuel lines that may give rise to unknown releases. We are not aware of the occurrence of any releases at any location that are expected to result in fines or restrictions on our operations, which in turn could adversely affect our business. However, future events, such as the discovery of unknown contamination, future spills and releases, compliance with more stringent regulations, more vigorous enforcement policies by regulatory agencies or stricter or different interpretations of existing regulations could cause us operating constraints or require us to make material expenditures for cleaning up contamination or complying with evolving environmental regulations. While Worldwide carries insurance that covers many of these risks, these or other events relating to compliance with environmental regulations could materially adversely affect our business.

ITEM 2. PROPERTIES

     Our headquarters are located in Euless, Texas, where we lease approximately 18,700 square feet of office space. This lease expires on August 15, 2004. We also lease approximately 2,000,000 square feet of other space at numerous airports around the world. Many of these leases are on a month-to-month basis. We do not own any facilities.

     Often, the cargo facilities that we use are owned or leased by airline customers, rather than leased by us.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any legal proceedings, other than ordinary routine litigation incidental to our business, that we believe are material to our business or financial condition.

     The Company is involved in an investigation by the National Transportation Safety Board ("NTSB") into the cause of the crash of an Emery Worldwide Airlines, Inc. cargo jet on February 16, 2000. The crash occurred shortly after takeoff from Mather Field in Sacramento, California, killing all three people aboard. Miami Aircraft Support, Inc., a subsidiary of the Company, loaded the cargo onto the plane. The Company is cooperating with the NTSB in the investigation, and to date the NTSB has not issued its report.

     In addition to the NTSB investigation, the Company is one of several defendants in four individual lawsuits arising out of the crash. Two of the suits are filed in state court in California, one in state court in Ohio and one in state court in Texas. The Company believes that is has adequate insurance coverage if any liability were to ultimately be assessed in these suits.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of Worldwide's shareholders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no public trading market for our common stock. As of December 31, 2000, all of our outstanding shares of common stock were held by WFS Holdings, Inc., our parent. See "Item 12. Security Ownership of Beneficial Owners and Management." We did not pay dividends on our common stock during 2000 and do not intend to pay any dividends on our common stock for the foreseeable future. The senior secured credit facility and the indenture contain significant limitations on our ability to pay dividends, the foregoing instruments generally limiting dividends to a portion of net income.

ITEM 6. SELECTED FINANCIAL DATA

     You should read the selected historical consolidated financial data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation," and the consolidated financial statements and the notes thereto, and the other financial information included herein.

  Worldwide and AMRS Financial Information

     The selected consolidated financial data for the year December 31, 1996 has been derived from AMRS's unaudited consolidated financial statements and, in the opinion of our management, include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its results of operations for the period and financial condition as at the date presented. The selected historical consolidated financial data for the fiscal years ended December 31, 1997, December 31, 1998 and the three months ended March 31, 1999 have been derived from AMRS's audited consolidated financial statements. The selected historical consolidated financial data for the nine months ended December 31, 1999 and the year ended December 31, 2000 have been derived from Worldwide's audited consolidated financial statements.

                                                  AMRS HISTORICAL                     WORLDWIDE                       WORLDWIDE
                                  ------------------------------------------------   ------------     COMBINED      -------------
                                                                      THREE MONTHS   NINE MONTHS    TWELVE MONTHS   TWELVE MONTHS
                                      YEARS ENDED DECEMBER 31,           ENDED          ENDED           ENDED           ENDED
                                  ---------------------------------    MARCH 31,     DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                     1996         1997       1998         1999           1999          1999(A)          2000
                                  -----------   --------   --------   ------------   ------------   -------------   -------------
                                  (UNAUDITED)                                                        (UNAUDITED)
                                                                          (IN THOUSANDS)
Statement of Operations Data:
  Revenues......................   $193,189     $223,090   $229,742     $61,475       $ 216,870       $278,345        $342,517
  Salaries, wages, and
    benefits....................    124,543      144,422    154,706      39,679         141,161        180,840         225,470
  Depreciation and
    amortization................      5,938        5,643      5,908       1,627           9,112         10,739          18,012
  Other operating expenses......     56,598       66,167     61,074      18,438          58,970         77,408          94,190(c)
                                   --------     --------   --------     -------       ---------       --------        --------
  Operating income..............      6,110        6,858      8,054       1,731           7,627          9,358           4,845
  Interest income...............      1,052        1,421      2,160         440              --               (a)           --
  Interest expense..............         --           --         --          --           9,950               (a)       21,260
  Other income (expense)........        288         (584)       580        (552)           (337)              (a)          (59)
                                   --------     --------   --------     -------       ---------       --------        --------
  Income (loss) from continuing
    operations before income
    taxes and extraordinary
    loss........................      7,450        7,695     10,794       1,619          (2,660)              (a)      (16,474)
  Provision (benefit) for income
    taxes.......................      3,162        3,309      4,490         644            (660)              (a)       (5,054)
                                   --------     --------   --------     -------       ---------       --------        --------
  Income (loss) from continuing
    operations before
    extraordinary loss..........      4,288        4,386      6,304         975          (2,000)              (a)      (11,420)
  Extraordinary loss on early
    extinguishment of debt, net
    of tax......................         --           --         --          --          (1,197)              (a)           --
                                   --------     --------   --------     -------       ---------       --------        --------
  Income (loss) from continuing
    operations..................      4,288        4,386      6,304         975          (3,197)              (a)      (11,420)
  Loss from discontinued
    operations..................         --           --        552         210              --               (a)           --
                                   --------     --------   --------     -------       ---------       --------        --------
  Net income (loss).............   $  4,288     $  4,386   $  5,752     $   765       $  (3,197)              (a)     $(11,420)
Additional Data:
  EBITDA(b).....................                $ 11,917   $ 14,542     $ 2,806       $  16,402               (a)     $ 22,798(d)
  Cash flows provided (used) by
    operating activities........                  12,691      2,874      (7,148)         (3,505)              (a)        5,273
  Cash flows used by investing
    activities..................                 (12,543)    (9,218)     (1,662)       (157,022)              (a)      (18,696)(e)
  Cash flows provided (used) by
    financing activities........                      --         --      (5,390)        162,302               (a)       13,077

                                                                               AS OF DECEMBER 31,
                                                              -----------------------------------------------------
                                                                 1996        1997      1998       1999       2000
                                                              -----------   -------   -------   --------   --------
                                                              (UNAUDITED)
                                                                                 (IN THOUSANDS)
Balance Sheet Data:
  Cash and cash equivalents.................................    $20,396     $20,544   $14,200   $  1,775   $  1,429
  Working capital...........................................     23,707      24,083    25,747     26,865     20,319
  Total assets..............................................     79,205      85,418    88,696    246,141    243,302
  Long-term debt (excluding current portion)................         --          --        --    137,081    150,540
  Stockholder's equity......................................     52,773      56,756    62,365     33,889     23,797

- ---------------

(a) The twelve months ended December 31, 1999 represents a combination of two interim periods, one for AMRS for the three-month period prior to the consummation of the acquisition ended March 31, 1999, and one for Worldwide for the nine-month period ended December 31, 1999. Revenue and operating expense data for the two periods have been combined to present a combined twelve-month period ended December 31, 1999. No combined information is presented below the operating income from continued operations line item, as Worldwide and AMRS had different capital structures and a combination of such data is not meaningful.

(b) EBITDA for any period is calculated as the sum of net income (loss), adjusted for the following to the extent deducted in calculating net income
     (loss): (1) interest expense (income), (2) income tax expense, (3) depreciation expense, (4) amortization expense and (5) extraordinary gains or losses. We consider EBITDA to be a widely accepted financial indicator of a company's ability to service debt, fund capital expenditures and expand its business; however, EBITDA is not calculated in the same way by all companies and is neither a measurement required, nor represents cash flow from operations as defined, by generally accepted accounting principles. EBITDA also does not represent funds available for management's discretionary use since they are subject to requirements to conserve funds for capital replacement and expansion, debt service and other commitments and contingencies. EBITDA should not be considered by you as an alternative to net income (loss), as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. The calculation of EBITDA in this annual report is calculated differently than for purposes of the covenants under the indenture and the senior secured credit facility.

(c)  Includes restructuring charges of $5.4 million.

(d) After deduction of $5.4 million restructuring charges and $1.4 million of management fees.

(e)  Includes acquisition of Oxford Electronics, Inc. ($9.6 million).

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

     Acquisition of Miami Aircraft Support. We completed the acquisition of Miami Aircraft Support("MAS") on August 12, 1999, the same time as the sale of the original notes. The purchase price for Miami Aircraft Support was approximately $63.0 million. The acquisition was accounted for under the purchase method of accounting. Worldwide recorded approximately $66.7 million of intangibles, including goodwill which is being amortized over 20 years.

     Acquisition of Aerolink. We completed the acquisition of Aerolink on August 23, 1999. The purchase price was approximately $5.9 million plus an earn-out of a maximum of $1.0 million, which was paid in the second quarter of 2000. As part of the purchase price, we repaid $0.6 million of debt of Aerolink. The acquisition was accounted for under the purchase method of accounting. Worldwide recorded approximately $4.7 million of intangibles, including goodwill which is being amortized over 20 years.

     Acquisition of Oxford. We completed the acquisition of Oxford on April 5, 2000. The purchase price was approximately $9.6 million plus up an earn-out of a maximum of $2.5 million, which has not been finalized or paid. The acquisition was accounted for under the purchase method of accounting. Worldwide recorded approximately $8.1 million of intangibles, including goodwill which is being amortized over 20 years.

     Acquisition Intangibles. Upon completion of the acquisition of Miami Aircraft Support, Aerolink, and Oxford, we had total intangibles, including goodwill, of approximately $111.7 million as of December 31, 2000. The amortization of these amounts over their estimated useful life of 20 years will reduce earnings by approximately $6.4 million on an annual basis.

     Interest and Taxes. The Company's interest expense was $21.3 million for the twelve months ended December 31, 2000. This results primarily from the issuance of the Senior Notes in 1999 to refinance Worldwide's acquisition debt and to finance the majority of the acquisition cost of Miami Aircraft Support and Oxford. The Company recorded a total income tax benefit of $5.1 million for the year ended December 31, 2000, which resulted from $2.0 million in foreign tax expense, reduced by a book tax benefit from operating losses of $7.1 million, which has been used to offset existing tax liabilities.

     Integration and Expansion Strategy. Historically, under AMR Corporation's ownership, we pursued an aggressive geographic expansion strategy, spending a significant amount of capital to open new locations. Since the acquisition in March 1999, our growth strategy has included a combination of internal growth and acquisitions. While our capital expenditures budget is limited by the senior secured credit facility (approximately $13.5 million in 2001), the restriction is not imposed on acquisitions, which would be funded by equity contributions and additional borrowings. We plan to build market share at existing locations by allocating most of our capital expenditures budget to purchase equipment to service new contracts at existing locations. Limited capital spending on new locations is anticipated, as we intend to acquire other companies to gain access to new locations rather than incurring significant start-up costs.

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

  RESULTS OF OPERATIONS

     Revenues, operating income from continuing operations, and loss from continuing operations before extraordinary loss for the year ended December 31, 2000 were $342.5 million, $4.8 million, and $(11.4) million, respectively, as compared with $278.3 million, $9.4 million and $(1.0) million, respectively, for the twelve months ended December 31, 1999. As a result of the acquisition of Worldwide effective March 31, 1999 the amounts for 1999 are not comparable to the amounts for 2000. Financial information for periods subsequent to March 31, 1999 are presented using different bases of accounting. However, for information purposes, results of operations for the twelve months ended December 31, 1999 have been included in this Management's Discussion and represent an adjusted combination of two interim periods: one for AMRS for the three-month period prior to the acquisition on March 31, 1999, and one for Worldwide for the nine-month period from the acquisition through December 31, 1999. No combined historical financial information is presented in this section below the operating income line item because Worldwide and AMR Services Corporation had different capital structures, and we believe that a combination of this information is not meaningful. In addition, no adjustment has been made to include Miami Aircraft Support, Aerolink, or Oxford for periods prior to their acquisitions.

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

     Since the acquisition of AMRS, we have identified revenue information for the cargo handling, ramp service, passenger service or technical service categories. Prior to the acquisition, AMRS did not identify revenues in similar categories. The following table presents 2000 revenues by service categories.

                                                                   2000
                                                              --------------
                                                              (IN THOUSANDS)
Cargo handling..............................................     $148,105
Ramp service................................................       91,522
Passenger service...........................................       60,759
Technical service...........................................       42,131
                                                                 --------
          Total.............................................     $342,517

     Expenses. Expenses incurred to generate revenues consist primarily of salaries, wages and benefits. Our other significant expenditures are:

     - materials, supplies and services, which includes operating supplies such as fuel, glycol for de-icing, outsourced services, cost of sales for freight management services and office supplies;

     - equipment and facilities rentals;

     - depreciation and amortization;

     - interest expense and

     - other operating expenses, which include data processing and information systems, telecommunications, accounting, human resources, office supplies, travel and general corporate administration.

     As indicated above, AMRS was responsible for paying significant overhead allocations from AMR Corporation in addition to the overhead required to run the daily operations of AMRS. For example, AMRS had its own executive group, finance and accounting, legal and human resources departments. AMR Corporation's corporate allocations ceased at the time the acquisition of Worldwide by our parent was closed. In connection with our establishment of an administrative structure, we have hired additional personnel at our Euless corporate office.

  TWELVE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 2000

     The following table contains, for the periods indicated, revenues and categories of expenses in dollars and as a percentage of sales. It calculates operating income from continuing operations excluding the restructuring charge of $5.4 million recorded in 2000 to provide the reader a more normalized comparison of operating income for 2000 with operating income for 1999.

                                                    TWELVE MONTHS ENDED DECEMBER 31,
                                                   -----------------------------------
                                                   1999(A)      %       2000       %
                                                   --------   -----   --------   -----
                                                         (DOLLARS IN THOUSANDS)
Revenues.........................................  $278,345   100.0%  $342,517   100.0%
Expenses:
Salaries, wages and benefits.....................   180,840    65.0    225,470    65.8
Materials, supplies and services.................    33,022    11.9     38,420    11.2
Equipment and facilities rental..................    17,170     6.2     21,259     6.2
Depreciation and amortization....................    10,739     3.8     18,012     5.3
Other operating expenses.........................    24,947     8.9     29,090     8.5
General and administrative allocated expenses....     2,269      .8         --      --
                                                   --------   -----   --------   -----
Operating expenses before restructuring..........  $268,987    96.6%  $332,251    97.0%
                                                   --------   -----   --------   -----
Operating income from continuing operations
  before restructuring charge....................     9,358     3.4%    10,266     3.0%
                                                   --------   -----   --------   -----
Restructuring charge.............................        --      --      5,421     1.6
                                                   --------   -----   --------   -----
Operating income from continuing operations after
  restructuring charge...........................  $  9,358     3.4%  $  4,845     1.4%
                                                   ========   =====   ========   =====

- ---------------

(a) Amounts for 1999 represent two interim periods consisting of one for AMRS for the three month period prior to the consummation of the acquisition from January 1, 1999 through March 31, 1999, and one for Worldwide for the nine-month period following the consummation of the acquisition from April 1, 1999 through December 31, 1999.

     Revenues. Total revenues increased $64.2 million, or 23.1%, from $278.3 million in 1999 to $342.5 million in 2000. The acquisitions of Miami Aircraft Support and Aerolink in August 1999 and Oxford in April 2000 accounted for approximately $54.8 million of this increase. Revenues increased $9.4 million, or 3.4% as a result of price increases on existing contracts and new contracts, net of lost business.

     Salaries, wages and benefits. Salaries, wages and benefits increased $44.7 million, or 24.7%, from $180.8 million in 1999 to $225.5 million in 2000. The increase in the number of employees as a result of the Miami Aircraft Support, Aerolink, and Oxford acquisitions accounted for $33.2 million of the increase. Additional staffing for new contracts added $5.6 million, and cost increases for wages and benefits for existing employees added another $5.9 million, or 3%.

     Materials, supplies and services. Materials, supplies and services increased $5.4 million, or 16.4%, from $33.0 million in 1999 to $38.4 million in 2000. This increase was primarily due to the acquisitions of Miami Aircraft Support, Aerolink, and Oxford.

     Equipment and facilities rental. Equipment and facilities rental increased $4.1 million, or 23.8%, from $17.2 million in 1999 to $21.3 million in 2000. Approximately $3.0 million of the increase is due to the acquisitions of Miami Aircraft Support, Aerolink and Oxford. The remaining $1.1 million is associated with facilities expansion for new customers.

     Depreciation and amortization. Depreciation and amortization increased $7.3 million, or 68.2%, from $10.7 million in 1999 to $18.0 million in 2000 primarily due to increased goodwill amortization from acquisitions along with depreciation on new equipment purchases.

     Other operating expenses. Other operating expenses increased $4.2 million, or 16.9%, from $24.9 million in 1999 to $29.1 million in 2000. The acquisitions of Miami Aircraft Support, Aerolink, and Oxford increased other operating expenses by approximately $2.3 million. The additional increase of $1.8 million is primarily due to general and administrative expenses incurred directly by Worldwide which were previously allocated by its former parent company as discussed below.

     General and administrative allocated expenses. General and administrative allocated expenses decreased from $2.3 million in 1999 to none in 2000. The reason for the decrease was the elimination of the corporate overhead charge allocated to AMRS from AMR Corporation. This allocation was included in the quarter ended March 31, 1999, but was eliminated at the time of the acquisition of Worldwide from AMR Corporation. The allocated overhead was replaced by direct expenses of Worldwide including salaries, benefits, legal expenses, data processing charges, rent and other headquarters costs.

     Operating income from continuing operations (excluding restructuring charges). As a result of the factors discussed above, operating income from continuing operations increased $0.9 million, or 9.6%, from $9.4 million in 1999 to $10.3 million in 2000. The increase resulted primarily from the acquisition of Miami Aircraft Support, Aerolink, and Oxford offset by certain cost increases discussed in the preceding paragraphs.

     Restructuring charges. In June 2000, Worldwide's management approved a restructuring plan to realign the Company's organization, reduce overhead costs and eliminate excess and duplicative facilities. As a result of the plan, Worldwide recorded a restructuring charge of $7.7 million in the second quarter ended June 30, 2000. During the fourth quarter of fiscal 2000, the Company reversed approximately $3.3 million of the original restructuring charge. The restructuring consists primarily of two parts: (1) the merging and integration of operations of Worldwide with MAS and Aerolink, and (2) other headquarters cost reduction measures.

     In connection with the acquisitions of MAS and Aerolink, management initiated plans to consolidate and integrate the operations of these two companies into Worldwide through workforce reductions and the closure of duplicative facilities. Amounts originally contained within the restructuring charge included nonemployee contract terminations of $1.2 million, and estimated holding costs and associated contract termination penalties for vacated facilities of $3.7 million. Other exit costs of $0.8 million related primarily to professional fees and incidentals. The remaining $2.0 million in charges represented severance payments related to staff level reductions at Worldwide's headquarters and laid-off employees in field operations.

     The original charge of $7.7 million was revised to $4.4 million in the fourth quarter primarily due to the fact that costs to exit certain facilities were lower than expected due to negotiations with the lessors and it was determined that one facility originally scheduled to close would remain open to service existing and new customers.

     In December 2000, the Company recorded a second restructuring charge of $1.0 million. This charge consists solely of contractual severance payments to four terminated executives.

     The following table summarizes the activity related to the restructuring charges in fiscal 2000 (in thousands):

                                              RESTRUCTURING CHARGES                            RESERVE
                                  ---------------------------------------------                BALANCE
                                    JUNE                 DECEMBER                            DECEMBER 31,
          DESCRIPTION             PROVISION   REVISION   PROVISION   AS REVISED   PAYMENTS       2000
          -----------             ---------   --------   ---------   ----------   --------   ------------
Involuntary employee
  severance.....................   $2,012     $  (388)    $1,000       $2,624     $  (659)      $1,965
Nonemployee contract
  terminations..................    1,200                               1,200        (317)         883
Lease terminations..............    3,695      (3,072)                    623        (104)         519
Other exit costs................      768         206                     974        (874)         100
                                   ------     -------     ------       ------     -------       ------
  Total restructuring charge....   $7,675     $(3,254)    $1,000       $5,421     $(1,954)      $3,467
                                   ======     =======     ======       ======     =======       ======

     The aforementioned charges of $5.4 million were recognized in fiscal 2000 in the accompanying Consolidated Statements of Operations under the caption "Restructuring charges." Worldwide estimates that actions it has already taken will generate cost savings as a result of its restructuring plan. Approximately $2.0 million of the $5.4 million charge was paid in 2000. Management expects to complete almost all parts of the restructuring plan by the end of 2001, with the majority of the cash expenditures to occur during 2001. Given the nature of the costs reflected herein, increases or decreases may be necessary throughout the tenure of Worldwide's restructuring plans.

  YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     The following table contains, for the periods indicated, revenues and categories of expenses in dollars and as a percentage of sales.

                                                    TWELVE MONTHS ENDED DECEMBER 31,
                                                   -----------------------------------
                                                     1998       %     1999(A)      %
                                                   --------   -----   --------   -----
                                                         (DOLLARS IN THOUSANDS)
Revenues.........................................  $229,742   100.0%  $278,345   100.0%
Salaries, wages and benefits.....................   154,706    67.3    180,840    65.0
Materials, supplies and services.................    28,047    12.2     33,022    11.9
Equipment and facilities rental..................    13,597     5.9     17,170     6.2
Depreciation and amortization....................     5,908     2.6     10,739     3.8
Other operating expenses.........................    13,632     6.0     24,947     8.9
General and administrative allocated expenses....     5,798     2.5      2,269     0.8
                                                   --------   -----   --------   -----
Total operating expenses.........................   221,688    96.5    268,987    96.6
                                                   --------   -----   --------   -----
Operating income from continuing operations......  $  8,054     3.5%  $  9,358     3.4%
                                                   ========   =====   ========   =====

- ---------------

(a) Represents two interim periods consisting of one for AMRS for the three month period prior to the consummation of the acquisition from January 1, 1999 through March 31, 1999, and one for Worldwide for the nine month period following the consummation of the acquisition from April 1, 1999 through December 31, 1999.

     Revenues. Total revenues increased $48.6 million, or 21.2%, from $229.7 million in 1998 to $278.3 million in 1999. The acquisitions of Miami Aircraft Support and Aerolink in August 1999 accounted for approximately $31.6 million of this increase. Revenues increased $2.9 million, or 1.3%, in 1999 as a result of the addition of a new location in Hong Kong, which opened in July 1998. We also experienced revenue growth in our cargo handling operations, especially at our location in Paris, which had a $7.2 million increase, and in our freight management business, which increased $3.8 million over the 1998 period.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of liquidity are cash flows from operations and borrowings under the senior secured credit facility, which is discussed below. In the year ended December 31, 2000, $5.3 million of net cash was provided by operations, $12.9 million was borrowed under our senior secured credit facility and $1.9 million was an equity contribution. Our primary uses of cash included $9.6 million for acquisitions and $9.1 million for capital expenditures. The $6.5 million decrease in net working capital in 2000 resulted primarily from lower levels of accounts receivable. At December 31, 2000, we had $2.2 million in cash and cash equivalents (including restricted cash), most of which is held by our operations in France and Hong Kong.

     As of December 31, 2000, we had long-term debt of $151.9 million of which $1.4 million represents the current portion due within one year. The majority of the long-term debt is made up of $130.0 million of 12.25% senior notes, due in 2007, discounted to a carrying value of $127.1 million. Interest is accrued and payable semi-annually on the notes on February 15 and August 15. Our annual interest payments on the senior notes are approximately $15.9 million. In February 2001, an affiliate of Castle Harlan, Inc. repurchased $10.0 million face value of Worldwide's 12.25% notes due August 2007. These notes are still reflected as outstanding on the balance sheet and interest expense is still being accrued and paid by Worldwide. Our interest payment requirements on borrowings under the senior secured credit facility depend on the level of our borrowings.

     On August 12, 1999, we entered into the senior secured credit facility with a group of lenders that provides us with up to $75.0 million for purposes of funding working capital requirements and funding financing needs for future acquisitions. At December 31, 2000, we had borrowed approximately $21.5 million under the senior secured credit facility and had approximately $47.7 million then available. Borrowings under the senior secured credit facility accrue interest at various spreads over LIBOR (currently 3.25%). However, our future additional availability may be less than the total remaining commitment amount and will depend on the borrowing base and us being able to meet the applicable leverage and coverage ratios and other customary conditions. If we are in default under the senior secured credit facility, which may occur if we fail to maintain financial ratios and meet other covenants, we may not be able to borrow under that facility.

     At December 31, 2000, we also had $3.3 million of capital lease obligations, of which $1.4 million was classified as short-term. These were assumed primarily in connection with the acquisitions of Miami Aircraft Support, Aerolink and Oxford.

     We use derivative financial instruments to reduce interest rate risks. We do not hold or issue derivative financial instruments for trading purposes. Effective March 31, 1999, we purchased two interest rate swaps to limit our exposure to increases in levels of variable interest rates. We currently borrow funds according to the senior credit agreement based on LIBOR plus 3.25%. The interest rate cap agreements are for a total notional amount of $44.8 million, both at 6.5%, with $20.0 million expiring on March 31, 2002 and $30.0 million expiring on March 31, 2003. We have $21.5 million of borrowings currently outstanding under variable rate debt instruments, but we have chosen to maintain the interest rate caps in their full $44.8 million notional amount, in the anticipation of incurring additional borrowings from variable-rate instruments in the future to fund various activities, including possible acquisitions.

     In February 2001, we purchased a series of average rate Euro foreign currency options. Under this arrangement, Worldwide has the right, but not the obligation, to sell 6.1 million Euros and buy 5.8 million U.S. dollars at the strike price. The purpose of this purchase is to hedge the translation risk associated with Worldwide's European operations, as those operations generate net Euro revenues.

     In addition to our debt service obligations, our principal liquidity needs are for working capital and capital expenditures. For the nine months ended December 31, 1999, Worldwide spent $6.4 million on capital projects. Of this amount, approximately $4.2 million was incurred in connection with the establishment of our new corporate administrative facility, principally for computer software and hardware, as well as for furniture, fixtures and office equipment. The other capital expenditures were incurred for the replacement and refurbishment of equipment and for new equipment to support existing and new business including the implementation of a new business enterprise system. In 2000, we spent $9.1 million on capital expenditures, primarily for ground handling equipment to support our business, along with computer software and hardware. In 2001, we expect to spend a similar amount for similar types of equipment.

     The purchase price for Miami Aircraft Support, which was acquired on August 12, 1999, was $63.0 million. In addition, we retained approximately $5.2 million of Miami Aircraft Support indebtedness. These amounts were funded out of the proceeds of the offering of the Original Notes and an equity contribution of $10.4 million to Worldwide by our parent, which occurred simultaneously.

     The purchase price of Aerolink was approximately $5.9 million, plus additional consideration of $1.0 million paid in the second quarter of 2000 based on various conditions being satisfied, including conditions relating to calendar 1999 earnings. We repaid $0.6 million of Aerolink indebtedness. These amounts were funded in part with borrowings under the senior secured credit facility.

     The purchase price for Oxford, which was acquired on April 5, 2000, was $9.6 million. The agreement also contemplated an earn-out payment of up to $2.5 million which has not been finalized or paid. In addition, we retained approximately $0.1 million of Oxford indebtedness. The purchase price was funded out of a $1.0 million equity infusion by our parent, with the remaining portion being financed by borrowings under the senior secured credit facility.

     We are also pursuing additional acquisitions in 2001, including several acquisitions for which we have signed non-binding letters of intent. Any acquisitions, if completed, are expected to be funded primarily through borrowings under the senior secured credit facility, along with additional equity contributions from our owners.

     The acquisition price for Worldwide had an adjustment provision that required a purchase price adjustment depending on a calculation based on working capital at the time of purchase. This issue has been resolved with AMR and will not result in any significant adjustment. The acquisition agreement also contained provisions by which Worldwide may pay, after 10 years, up to an additional $10.0 million in consideration based on the growth rate of revenues as measured against certain revenue growth benchmarks. As of December 31, 2000, the Company does not believe that, based on recent trends, any amounts will be owed under this contingent purchase payment.

     Excluding any acquisitions we might make, our working capital requirements, capital expenditures and scheduled debt service requirements for at least the next twelve months will be provided through a combination of cash flows generated from operations, operating leases and funds available under our senior secured credit facility.

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

  Recent Accounting Pronouncements

     In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net income (loss) to the extent the derivatives are not effective as hedges. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and is effective for interim periods in the initial year of adoption. At the present time, we do not believe the adoption of SFAS No. 133 will have a material effect on our results of operations, financial position or cash flows.

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

     Foreign currency. We are exposed to the effect of foreign exchange rate fluctuations between the U.S. dollar and the currencies related to our foreign operations. Our largest exposure comes from the French franc and other European currencies. Our European operations are substantially self-contained in that the majority of the revenues and related expenses are incurred in those currencies. We may choose periodically to hedge these exposures. However, we are exposed to currency fluctuations with respect to finance costs, which are currently all incurred in the United States in U.S. dollars, and to the extent there are investments and profits denominated in European currencies that need to be repatriated.

     Interest. Our earnings are also affected by changes in interest rates due to the impact those changes have on our interest expense from variable-rate debt instruments. A 1/4% change in interest rates under the senior secured credit facility based on the amount outstanding at December 31, 2000 would cause interest expense to increase or decrease by approximately $50,000. We purchased an interest rate cap to limit our exposure to increases in levels of variable interest rates. The interest rate cap agreements are for a notional amount of $44.8 million. We have $21.5 million of borrowing currently outstanding under variable-rate debt instruments, but have elected to maintain the interest rate caps in their full $44.8 million notional amount, in the anticipation of incurring additional borrowings from variable-rate debt instruments in the future to fund various activities, including possible acquisitions. For additional information see Note 9 of notes to consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 of Part II is incorporated herein by reference to the Consolidated Financial Statements filed with this report; See
Item 14 of Part IV.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table contains the name, age and position of each person who is an executive officer or director of our company. Each director also serves as a director of our parent.

NAME                                     AGE                     POSITION
- ----                                     ---                     --------
Bradley G. Stanius.....................  54    Executive Chairman and Director
Peter A. Pappas........................  63    Chairman and Chief Executive Officer
David F. Chavenson.....................        Senior Vice President and Chief Financial
                                         48    Officer
James Enright..........................  58    Senior Vice President, Human Resources
Olivier Bijaoui........................  43    Senior Vice President, Europe
Jonathan S. Weaver.....................  36    Senior Vice President, Planning
Albert V. Casey........................  80    Director
Marcel Fournier........................  45    Director
Leonard M. Harlan......................  64    Director
Lieut. General Thomas G. McInerney
  (Retired)............................  63    Director
Gilbert A. Yanuck......................  60    Director

     We currently have seven authorized directors, each of whom will serve until a successor is elected or until any of them resigns or is removed.

     Bradley G. Stanius joined Worldwide in June, 2000 as Executive Chairman. Previously Mr. Stanius served as a director of Worldwide since March 1999. Mr. Stanius has served as the Chief Executive Officer of Smarte Carte, Inc. since December 1997, which he joined in 1992. Prior to joining Smarte Carte in 1992, Mr. Stanius served as the Chairman and Chief Executive Officer of Pharmaceutical Services, Inc. Mr. Stanius is also a former member of the Minnesota House of Representatives, served as the Republican caucus whip and is a former Mayor of White Bear Lake, Minnesota.

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

     David F. Chavenson joined Worldwide in June, 2000 as Senior Vice President and Chief Financial Officer. From 1999 to 2000, Mr. Chavenson served as Vice President and Chief Financial Officer of Holly Corporation. From 1996 to 1999, Mr. Chavenson served as Vice President, Finance and Chief Financial Officer for Rutherford-Moran Oil Corporation in Houston, Texas. From 1978 to 1996, Mr. Chavenson served in a variety of management positions with Oryx Energy Company and its predecessor companies.

     James Enright joined Worldwide in September 1991 as Vice President of Human Resources. In April 1999, Mr. Enright was named Senior Vice President, Human Resources. Prior to 1991, Mr. Enright served in a variety of management positions with American Airlines.

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

     Albert V. Casey has served as a director of Worldwide since March 1999. Mr. Casey rejoined the Edwin L. Cox School of Business at Southern Methodist University during July 1993 as Distinguished Executive in Residence after having served as the school's Ann Cox Distinguished Professor of Business Policy from August 1986 to May 1988. Prior to rejoining the Business School, Mr. Casey was the President and Chief Executive Officer of the Resolution Trust Corporation from October 1991 to March 1993. Mr. Casey was the Chief Executive Officer of AMR Corp. and American Airlines from February 1974 until his retirement in February 1985. In 1986, Mr. Casey served as Postmaster General of the United States.

     Marcel Fournier has served as a director of Worldwide since March 1999. Mr. Fournier has served as a Managing Director of Castle Harlan, Inc. since December 1995. Prior to joining Castle Harlan, Inc., Mr. Fournier held various positions, including Managing Director, at the investment-banking group of Lepercq, de Neuflize & Co., Inc. from November 1981 to November 1995. From June 1979 to November 1981, Mr. Fournier was Assistant Director of the United States office of the agency of the French Prime Minister.

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

     Lieutenant General Thomas G. McInerney (Retired) has served as a director of Worldwide since March 1999. General McInerney has served as the Chief Executive Officer and President of Business Executives for National Security
(BENS) since March 1996 until his recent retirement. Prior to joining BENS, General McInerney was Vice President of Command and Control for Loral Defense Systems -- Eagan, which was formerly Unisys, Electronic Systems Division, from November 1994 to March 1996. Prior to 1994, General McInerney served in numerous key U.S. Air Force assignments and had extensive military command, including Assistant Vice Chief of Staff of the Air Force, Director of the Defense Performance Review, Vice Commander in Chief -- United States Air Forces in Europe and Commander-Alaskan Air Command. General McInerney is also a member of the board of directors of Signal Technology Corporation, Federal Systems, Alloy Surfaces, Inc., Pan American International Flight Academy and Kilgore Flares Co., LLC.

     Gilbert A. Yanuck has served as a director of Worldwide since March 1999. From 1971 through March 1999, Mr. Yanuck has held various positions with MAG Aerospace Industries, Inc., including President and Chief Executive Officer prior to retiring in March, 1999. Mr. Yanuck has also served and continues to serve as a consultant and a director of MAG Aerospace Industries, Inc.

ITEM 11. EXECUTIVE COMPENSATION

     The following table indicates the 1999 and 2000 compensation paid to our Executive Chairman, our Chief Executive Officer and our three other most highly compensated officers under their employment agreements. The table does not include discretionary bonuses, as none were accrued or paid in 2000. The compensation committee of the board of directors may, in the future, in its discretion increase the salary or bonus of any of these employees. Selected terms of their employment agreements are summarized below.

                                                                             OTHER ANNUAL    ALL OTHER
NAME                             TITLE           YEAR    SALARY     BONUS    COMPENSATION   COMPENSATION
- ----                             -----           ----   --------   -------   ------------   ------------
Bradley G.               Executive Chairman      2000   $263,200   $    --     $    --        $17,213(2)
  Stanius(1)...........
Peter A. Pappas........  Chairman and Chief      2000    270,015        --      13,500(4)          --
                         Executive Officer       1999    270,000        --      19,000(5)          --
David F.                 Senior Vice President   2000    116,667        --       2,600(6)      25,000(3)
  Chavenson(1).........    and Chief Financial
                           Officer
James Enright..........  Senior Vice             2000    144,934    18,752          --             --
                         President,
                         Human Resources         1999    105,530        --          --             --
Jonathan S. Weaver.....  Senior Vice             2000    166,933    18,752          --          4,800(6)
                         President,
                         Planning                1999    113,005    71,004          --             --

- ---------------

(1) Hired on June 1, 2000.

(2) This amount includes Director's fees of $12,500 Mr. Stanius received in 2000, prior to his hire date.

(3) Signing bonus.

(4) Consists of $6,000 of country club membership fees and a $7,500 automobile allowance.

(5) Consists of a $13,000 country club membership entrance fee and $6,000 of country club membership fees.

(6) Automobile allowance.

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

     We have reserved 100,000 shares of non-voting common stock for issuance under the option plan. As of December 31, 2000, 14,300 options have vested, of which 7,150 are exercisable.

  Employment Agreements and Arrangements

     Bradley G. Stanius. We have an employment agreement with Bradley G. Stanius for him to serve as our Executive Chairman. Mr. Stanius is to be paid an annual base salary of $400,000 per year and a discretionary cash bonus, subject to the Company meeting certain performance criteria, as determined by the compensation committee of Worldwide. Mr. Stanius qualified for a bonus of $500,000 related to fiscal year 2000 performance, but waived it. For each calendar year after 2000, Mr. Stanius is eligible to receive a bonus in varying amounts, subject to the Company meeting certain performance criteria. The term of his agreement extends to June 2002, at which time the term will be automatically extended by one year unless cancelled by either party. The agreement also provides for bonus payments of $2.0 million or more if there is a change of control prior to June 1, 2001. If a change of control occurs after this date, Mr. Stanius will receive a bonus payment if certain performance targets are met. Mr. Stanius' employment agreement provides that if he dies, becomes disabled, terminates his employment with good reason or if Worldwide terminates his employment without cause, he will be entitled to receive a severance payment, equal to his base salary for the remainder of his employment term.

     Peter A. Pappas. We have an employment agreement with Peter A. Pappas for him to serve as our Chief Executive Officer. In February 2001, Mr. Pappas entered into a revised employment agreement. This agreement provides for a base salary of $320,000, an annual bonus of $160,000 if the Company meets certain performance criteria in 2001 and future years, a monthly car allowance and reimbursement of club membership. The agreement also provides for bonus payments of $1.0 million in the event of a change in control if certain performance criteria are met and certain payments in the event Mr. Pappas leaves the Company.

     David F. Chavenson. We have an employment agreement with David F. Chavenson for him to serve as our Senior Vice President and Chief Financial Officer. Mr. Chavenson is to be paid an annual base salary of $200,000 per year, a discretionary annual cash bonus of up to 50% of his base salary, as determined by the compensation committee of Worldwide, a car allowance of $400 per month and reimbursement of club membership dues of up to $2,500 per year. Mr. Chavenson was paid a signing bonus of $25,000 on December 1, 2000. Mr. Chavenson waived his bonus of $25,000 related to fiscal year 2000 performance. The term of his agreement extends to May 2002, at which time the term will be automatically extended by one year unless cancelled by either party. Mr. Chavenson's employment agreement provides that if he dies, becomes disabled, terminates his employment with good reason or if Worldwide terminates his employment without cause, he will be entitled to receive a severance payment, equal to his base salary for the remainder of his employment term and a termination bonus. If Mr. Chavenson's employment is terminated other than for the reasons listed above, he will not receive any severance payment.

     James Enright. We have an employment agreement with James Enright for him to serve as our Senior Vice President, Human Resources. Mr. Enright is to be paid an annual salary of $125,000 per year and a minimum annual bonus of $37,500. The term of his agreement extends to March 31, 2002. Mr. Enright's employment agreement provides that if he dies, becomes disabled, terminates his employment with good reason or if Worldwide terminates his employment without cause, he will be entitled to receive a severance payment, equal to his base salary for the remainder of his employment term.

     Jonathan S. Weaver. We have an employment agreement with Jonathan S. Weaver for him to serve as Senior Vice President, Planning and Corporate Development. Mr. Weaver is to be paid an annual salary of $150,000, a discretionary cash bonus of up to 50% of his base salary, as determined by the Compensation Committee of Worldwide, and a car allowance of $400 per month. The term of this agreement extends to December 31, 2003. Mr. Weaver's employment agreement provides that if he dies, becomes disabled, terminates his employment with good reason or if Worldwide terminates his employment without cause, he will be entitled to receive a severance payment equal to his base salary for the remainder of his employment term.

     All of the employment agreements described above provide that each of the executives will receive life, disability and health insurance benefits for the period of time that they receive payments from Worldwide after their termination of employment.

     In addition, our parent and Worldwide have entered into non-competition and confidentiality agreements with each of Mr. Stanius, Mr. Chavenson and Mr. Weaver that prohibits these executives from competing with or soliciting employees or customers of our parent, Worldwide or any of our subsidiaries. These limitations last for three years from the termination of employment if the executive leaves Worldwide without good reason or if he is terminated for cause. If the executive leaves our employment with good reason or is terminated without cause, the limitations on competition and solicitation will last for the remaining term of the employment agreement or eighteen months from the time of termination, whichever is longer. Mr. Pappas' agreement also requires him to sign a non-competition agreement in the event he is terminated for cause or without good reason.

  Committees of the Board of Directors

     Our Board of Directors presently has two committees, a compensation committee and an audit committee. The Compensation Committee is comprised of Messrs. Fournier, Harlan and Yanuck and the Audit Committee is comprised of Mr. Casey, General McInerney and Mr. Fournier. The compensation committee establishes remuneration levels for some of our officers and performs other functions as may be delegated to it under our various benefit and executive compensation programs. The audit committee selects and engages the independent public accountants to audit our annual financial statements. The audit committee also reviews and approves the planned scope of the annual audit.

     The Board of Directors may from time to time establish other committees to facilitate our management.

  Compensation Committee Interlocks and Insider Participation

     No member of the Compensation Committee is a former or current officer or employee of Worldwide or any of its subsidiaries. In addition, except as set forth below, there are no relationships among Worldwide's executive officers, members of the Compensation Committee or entities whose executives serve on the Board of Directors or the Compensation Committee that require disclosure under applicable Securities and Exchange Commission regulations.

     During fiscal 1999, we entered into a management agreement with Castle Harlan, Inc., as manager, under which the manager will provide us with business and organizational strategy, financial, investment management, advisory and merchant and investment banking services. Castle Harlan, Inc. is an affiliate of our parent, which owns all of our outstanding stock. In connection with our acquisition of Miami Aircraft Support, our entering into the senior secured credit facility, the $10.0 million equity contribution by our parent to us and the refinancing of our indebtedness, the management agreement was amended to provide an annual charge for services to be rendered of $1.25 million starting July 1, 2000 until December 31, 2002 and increasing to $2.0 million starting January 1, 2003 until December 31, 2005. The expenses for such services will be recorded ratably on a straight-line basis over the term of the agreement. Under the terms of the management agreement, $862,000 has been expensed for the nine months ended December 31, 1999 and $1.4 million has been expensed for the year ended December 31, 2000. After December 31, 2005 the agreement will automatically renew each year unless canceled by either party. In connection with the acquisition of Worldwide from AMR Corporation, we paid $2.0 million to Castle Harlan, Inc. for reimbursement of expenses related thereto. Concurrent with the closing of the offering of the Original Notes and the senior secured credit facility, fees of $2.5 million were paid to Castle Harlan. Leonard M. Harlan and Marcel Fournier are both employed by Castle Harlan, Inc.

  Compensation of Directors

     Messrs. Casey, McInerney and Yanuck, as directors who are not otherwise associated with Worldwide or its affiliates, are paid $25,000 per year, payable quarterly. Mr. Harlan and Mr. Fournier, employees of Castle Harlan, Inc., and Mr. Stanius and Mr. Pappas, who are executive officers of Worldwide, do not receive compensation for serving as directors.

  Limitations on Officers' and Directors' Liability

     Our Certificate of Incorporation indemnifies our officers and directors to the fullest extent permitted by the Delaware General Corporation Law, which is referred to in this report as the DGCL. Under Section 145 of the DGCL, a corporation may indemnify its directors, officers, employees and agents and its former directors, officers, employees and agents and those who serve, at the corporation's request, in such capacities with another enterprise, against expenses, including attorneys' fees, as well as judgments, fines and settlements in nonderivative lawsuits, actually and reasonably incurred in connection with the defense of any action, suit or proceeding in which they or any of them were or are made parties or are threatened to be made parties by reason of their serving or having served in that capacity. The DGCL provides, however, that the person must have acted in good faith and in a manner that he or she reasonably believed to be in, or not opposed to, the best interests of the corporation and, in the case of a criminal action, he or she must have had no reasonable cause to believe his or her conduct was unlawful. In addition, the DGCL does not permit indemnification in an action or suit by or in the right of the corporation where he or she has been adjudged liable to the corporation, unless, and only to the extent that, a court determines that he or she fairly and reasonably is entitled to indemnity for costs the court deems proper in light of liability adjudication. Indemnification is mandatory to the extent a claim, issue or matter has been successfully defended. The Certificate of Incorporation and the DGCL also prohibit limitations on officer or director liability for acts or omissions, which resulted in a violation of a statute prohibiting dividend declarations, payments to stockholders after dissolution and particular types of loans. The effect of these provisions is to eliminate the rights of our company and our stockholders, through stockholders' derivative suits on behalf of our company, to recover monetary damages against an officer or director for breach of a fiduciary duty as an officer or director, except in the situations described above.

     Insofar as indemnification by Worldwide for liabilities arising under the Securities Act may be permitted to directors or officers of our company pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As a wholly owned subsidiary of our parent, all of our issued and outstanding capital stock is held by our parent. As of December 31, 2000, our parent had outstanding 1,779,243 shares of voting common stock, $.01 par value per share, and 3,522,629 shares of Series A preferred stock, $.01 par value per share. Each share of voting common stock carries one vote while the shares of the Series A preferred stock are non-voting shares.

     The following table contains information with respect to the beneficial ownership of the voting common stock and Series A preferred stock of our parent as of February 28, 2001 by (1) any person or group who beneficially owns more than five percent of our parent's voting common stock or Series A preferred stock, (2) each of our directors and executive officers and (3) all of our directors and officers as a group. The following table, however, does not give effect to the issuance of warrants to purchase 74,750 shares of the voting common stock of our parent issued in connection with the original notes. All information with respect to beneficial ownership has been furnished to us by the respective stockholders of our parent.

                                          NUMBER OF   PERCENTAGE OF   NUMBER OF   PERCENTAGE
                                          SHARES OF       TOTAL       SHARES OF    OF TOTAL
                                           COMMON        COMMON       PREFERRED   PREFERRED
NAME AND ADDRESS OF BENEFICIAL OWNER(1)     STOCK         STOCK         STOCK       STOCK
- ---------------------------------------   ---------   -------------   ---------   ----------
Castle Harlan Partners III,
  L.P.(2)(3)(5).........................  1,660,701         93%       3,381,105       96%
Leonard M. Harlan(3)(4)(5)..............     66,403        3.9           10,565        *
Peter A. Pappas.........................     10,000          *           25,000        *
David F. Chavenson......................      6,195          *           17,488        *
James Enright...........................      1,416          *            3,540        *
Olivier Bijaoui.........................      4,000          *           10,000        *
Jonathan S. Weaver......................      2,654          *            6,635        *
Albert V. Casey(5)......................      3,540          *            8,850        *
Tucker Anthony Inc., custodian fbo/
  Marcel Fournier IRA(5)(6).............      1,770          *            4,425        *
Thomas G. McInerney(5)..................      1,770          *            4,425        *
Bradley G. Stanius(5)...................     64,270        3.8            4,425        *
Gilbert A. Yanuck(5)....................      1,770          *            4,425        *
All directors and officers as a group
  (11 persons)..........................    102,583        5.8           99,778      2.8

- ---------------

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

(2) Includes 90,522 shares of voting common stock and 190,466 shares of Series A preferred stock held by related entities and persons, all of which may be deemed to be beneficially owned by Castle Harlan Partners III, L.P. Castle Harlan Partners III, L.P. disclaims beneficial ownership of these shares.

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

(4) Includes 66,403 shares of voting common stock of entities and persons related to Castle Harlan Partners III, L.P. and some of our officers or directors, the voting of which Leonard M. Harlan may direct pursuant to a voting trust agreement under which Mr. Harlan acts as voting trustee. Mr. Harlan disclaims beneficial ownership of the shares subject to the voting trust agreement, other than 5,198 shares of voting common stock owned by him subject to the voting trust. The term of the voting trust is the maximum period allowed under Delaware law.

(5) The address for this person is c/o Castle Harlan, Inc., 150 East 58th Street, New York, New York 10155.

(6) All shares are held in Marcel Fournier's individual retirement account of which Mr. Fournier is the sole beneficiary. These shares may be deemed to be beneficially owned by Mr. Fournier. Mr. Fournier disclaims beneficial ownership of these shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We entered into a management agreement with Castle Harlan, Inc., as manager, under which the manager will provide us with business and organizational strategy, financial, investment management, advisory and merchant and investment banking services. Castle Harlan, Inc. is an affiliate of our parent, which owns all of our outstanding stock. In connection with our acquisition of Miami Aircraft Support, our entering into the senior secured credit facility, the $10.0 million equity contribution by our parent to us and the refinancing of our indebtedness, the management agreement was amended to provide an annual charge for services to be rendered of $1.25 million starting July 1, 2000 until December 31, 2002 and increasing to $2.0 million starting January 1, 2003 until December 31, 2005. The expenses for such services will be recorded ratably on a straight-line basis over the term of the agreement. Under the terms of the management agreement, $862,000 has been expensed for the nine-months ended December 31, 1999 and $1.4 million has been expensed for the year ended December 31, 2000. After December 31, 2005 the agreement will automatically renew each year unless canceled by either party.

     In connection with the acquisition of Worldwide from AMR Corporation, we paid $2.0 million to Castle Harlan, Inc. for reimbursement of expenses related thereto. Concurrent with the closing of the offering of the Original Notes and the senior secured credit facility, fees of $2.5 million were paid to Castle Harlan.

     For a discussion of AMRS's transactions with its affiliates, see Note 5 to Worldwide's consolidated financial statements.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) (1) Financial Statements.

          The financial statements listed in the accompanying Index to Consolidated Financial Statements which appears on F-1 herein are filed as part of this Form 10-K.

      (a) (2) Financial Statement Schedules.

          All financial statement schedules have been omitted due to the absence of conditions under which they are required or because the information required is included in the financial statements or notes thereto.

      (a) (3) Exhibits.

          The exhibits listed in the accompanying Exhibits Index are filed as part of this Form 10-K. The exhibits numbered 10.4 through 10.9 are management contracts or compensatory plans or arrangements.

      (b) Reports on Form 8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Worldwide Flight Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas, on the 30th day of March, 2001.

                                            WORLDWIDE FLIGHT SERVICES, INC.

                                            By:   /s/ BRADLEY G. STANIUS
                                              ----------------------------------
                                                      Bradley G. Stanius
                                                      Executive Chairman
                                                         and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

                     SIGNATURES                                    TITLES                    DATE
                     ----------                                    ------                    ----

               /s/ BRADLEY G. STANIUS                  Executive Chairman and           March 30, 2001
- -----------------------------------------------------    Director (principal
                 Bradley G. Stanius                      executive officer)

                 /s/ PETER A. PAPPAS                   Chairman of the Board of         March 30, 2001
- -----------------------------------------------------    Directors, Chief Executive
                   Peter A. Pappas                       Officer

               /s/ DAVID F. CHAVENSON                  Senior Vice President and        March 30, 2001
- -----------------------------------------------------    Chief Financial Officer
                 David F. Chavenson                      (principal financial and
                                                         accounting officer)

                /s/ LEONARD M. HARLAN                  Director                         March 30, 2001
- -----------------------------------------------------
                  Leonard M. Harlan

                 /s/ MARCEL FOURNIER                   Director                         March 30, 2001
- -----------------------------------------------------
                   Marcel Fournier

                 /s/ ALBERT V. CASEY                   Director                         March 30, 2001
- -----------------------------------------------------
                   Albert V. Casey

               /s/ THOMAS G. MCINERNEY                 Director                         March 30, 2001
- -----------------------------------------------------
         Lieut. General Thomas G. McInerney

                /s/ GILBERT A. YANUCK                  Director                         March 30, 2001
- -----------------------------------------------------
                  Gilbert A. Yanuck

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Worldwide Flight Security Service Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas, on the 30th day of March, 2001.

                                            WORLDWIDE FLIGHT SECURITY
                                            SERVICE CORPORATION

                                            By:   /s/ BRADLEY G. STANIUS
                                              ----------------------------------
                                                      Bradley G. Stanius
                                                      Executive Chairman
                                                         and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

                     SIGNATURES                                    TITLES                    DATE
                     ----------                                    ------                    ----

               /s/ BRADLEY G. STANIUS                  Executive Chairman and           March 30, 2001
- -----------------------------------------------------    Director (principal
                 Bradley G. Stanius                      executive officer)

                 /s/ PETER A. PAPPAS                   Chairman of the Board of         March 30, 2001
- -----------------------------------------------------    Directors, Chief Executive
                   Peter A. Pappas                       Officer

               /s/ DAVID F. CHAVENSON                  Senior Vice President and        March 30, 2001
- -----------------------------------------------------    Chief Financial Officer
                 David F. Chavenson                      (principal financial and
                                                         accounting officer)

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oxford Electronics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas, on the 30th day of March, 2001.

                                            OXFORD ELECTRONICS, INC.

                                            By:   /s/ BRADLEY G. STANIUS
                                              ----------------------------------
                                                      Bradley G. Stanius
                                                      Executive Chairman
                                                         and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

                     SIGNATURES                                    TITLES                    DATE
                     ----------                                    ------                    ----

               /s/ BRADLEY G. STANIUS                  Executive Chairman and           March 30, 2001
- -----------------------------------------------------    Director (principal
                 Bradley G. Stanius                      executive officer)

                 /s/ PETER A. PAPPAS                   Chairman of the Board of         March 30, 2001
- -----------------------------------------------------    Directors, Chief Executive
                   Peter A. Pappas                       Officer

               /s/ DAVID F. CHAVENSON                  Senior Vice President and        March 30, 2001
- -----------------------------------------------------    Chief Financial Officer
                 David F. Chavenson                      (principal financial and
                                                         accounting officer)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                            (ITEM 8, 14(A) 1 AND 2)

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........  F-1
Consolidated Financial Statements of Worldwide Flight
  Services, Inc. (and Predecessor AMR Services Corporation):
  Consolidated Balance Sheets-As of December 31, 1999 and
     2000...................................................  F-2
  Consolidated Statements of Operations
     Year ended December 31, 1998, the three months ended
      March 31, 1999, the nine months ended December 31,
      1999 and the year ended December 31, 2000.............  F-3
  Consolidated Statements of Stockholder's Equity
     Year ended December 31, 1998, the three months ended
      March 31, 1999, the nine months ended December 31,
      1999 and the year ended December 31, 2000.............  F-4
  Consolidated Statements of Cash Flows
     Year ended December 31, 1998, the three months ended
      March 31, 1999, the nine months ended December 31,
      1999 and the year ended December 31, 2000.............  F-5
  Notes to Consolidated Financial Statements................  F-6

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholder of
Worldwide Flight Services, Inc.

     We have audited the accompanying consolidated balance sheets of Worldwide Flight Services, Inc. as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholder's equity, and cash flows for the nine months ended December 31, 1999 and the year ended December 31, 2000 and the consolidated statements of operations, stockholder's equity, and cash flows for the year ended and December 31, 1998 and for the three months ended March 31, 1999, of AMR Services Corporation (the "Predecessor"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Worldwide Flight Services, Inc. as of December 31, 1999 and 2000, the consolidated results of operations and cash flows for the nine months ended December 31, 1999 and the year ended December 31, 2000, the consolidated results of operations and cash flows for the year ended December 31, 1998 and for the three months ended March 31, 1999 of AMR Services Corporation in conformity with accounting principles generally accepted in the United States.

                                                    ERNST & YOUNG LLP

Dallas, Texas
March 16, 2001

                        WORLDWIDE FLIGHT SERVICES, INC.
                      (FORMERLY AMR SERVICES CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       WORLDWIDE
                                                              ---------------------------
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           2000
                                                              ------------   ------------
                                         ASSETS

Current Assets:
  Cash and cash equivalents.................................    $  1,775       $  1,429
  Restricted cash equivalents...............................         750            750
  Accounts receivable, less allowance for doubtful accounts
     of $1,428, and $2,072, respectively....................      73,144         64,122
  Deferred income taxes.....................................       4,305          5,333
  Prepaid and other current assets..........................       6,952          8,878
                                                                --------       --------
          Total current assets..............................      86,926         80,512
Equipment and property:
  Equipment and property, at cost...........................      45,915         53,745
  Less accumulated depreciation.............................       3,185         13,039
                                                                --------       --------
                                                                  42,730         40,706
Intangible assets including goodwill, net...................     105,559        111,654
Other long-term assets......................................      10,926         10,430
                                                                --------       --------
          Total assets......................................    $246,141       $243,302
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
  Accounts payable..........................................    $ 23,350       $ 25,585
  Accrued salaries, wages and benefits......................      13,308         10,397
  Other accrued liabilities.................................      20,527         22,832
  Current portion of long-term debt.........................       2,876          1,379
                                                                --------       --------
          Total current liabilities.........................      60,061         60,193
Deferred income taxes.......................................      15,110          8,772
Long-term debt, less current portion........................     137,081        150,540
Stockholder's equity:
  Common stock..............................................          --             --
  Additional paid-in capital................................      38,918         40,864
  Retained earnings (deficit)...............................      (3,197)       (14,617)
  Accumulated other comprehensive loss......................      (1,832)        (2,450)
                                                                --------       --------
          Total stockholder's equity........................      33,889         23,797
                                                                --------       --------
          Total liabilities and stockholder's equity........    $246,141       $243,302
                                                                ========       ========

                             See accompanying notes

                        WORLDWIDE FLIGHT SERVICES, INC.
                      (FORMERLY AMR SERVICES CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                  PREDECESSOR AMRS                  WORLDWIDE
                                             ---------------------------   ---------------------------
                                                            THREE MONTHS   NINE MONTHS
                                              YEAR ENDED       ENDED          ENDED        YEAR ENDED
                                             DECEMBER 31,    MARCH 31,     DECEMBER 31,   DECEMBER 31,
                                                 1998           1999           1999           2000
                                             ------------   ------------   ------------   ------------
Revenues:
  External customers.......................    $155,443       $38,640        $216,870       $342,517
  Affiliates...............................      74,299        22,835              --             --
                                               --------       -------        --------       --------
          Total operating revenues.........     229,742        61,475         216,870        342,517
Expenses:
  Salaries, wages, and benefits............     154,706        39,679         141,161        225,470
  Materials, supplies, and services........      28,047         7,744          25,278         38,420
  Equipment and facilities rental..........      13,597         3,641          13,529         21,259
  Depreciation and amortization............       5,908         1,627           9,112         18,012
  Other miscellaneous expenses.............      13,632         4,784          20,163         29,090
  General and administrative allocated
     expenses..............................       5,798         2,269              --             --
  Restructuring charges, net...............          --            --              --          5,421
                                               --------       -------        --------       --------
          Total operating expenses.........     221,688        59,744         209,243        337,672
                                               --------       -------        --------       --------
Operating income from continuing
  operations...............................       8,054         1,731           7,627          4,845
Interest expense...........................          --            --           9,950         21,260
Interest income............................       2,160           440              --             --
Other income (expense), net................         580          (552)           (337)           (59)
                                               --------       -------        --------       --------
Income (loss) from continuing operations
  before income taxes......................      10,794         1,619          (2,660)       (16,474)
Provision (benefit) for income taxes.......       4,490           644            (660)        (5,054)
                                               --------       -------        --------       --------
Income (loss) from continuing operations
  before extraordinary loss................       6,304           975          (2,000)       (11,420)
Extraordinary loss on early extinguishments
  of debt, net of tax benefit of $762......          --            --          (1,197)            --
Loss from discontinued operations, net of
  tax benefits of $395 and $139,
  respectively.............................        (552)         (210)             --             --
                                               --------       -------        --------       --------
Net income (loss)..........................    $  5,752       $   765        $ (3,197)      $(11,420)
                                               ========       =======        ========       ========

                             See accompanying notes

                        WORLDWIDE FLIGHT SERVICES, INC.
                      (FORMERLY AMR SERVICES CORPORATION)

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                 (IN THOUSANDS)

                                                             PREDECESSOR AMRS
                                       -------------------------------------------------------------
                                                                        ACCUMULATED
                                                           RETAINED        OTHER           TOTAL
                                       COMMON   PAID IN    EARNINGS    COMPREHENSIVE   STOCKHOLDER'S
                                       STOCK    CAPITAL    (DEFICIT)   INCOME (LOSS)      EQUITY
                                       ------   --------   ---------   -------------   -------------
Balance at December 31, 1997.........   $ 1     $ 15,000   $ 42,642       $  (887)       $ 56,756
  Net income.........................    --           --      5,752            --           5,752
  Foreign currency translation
     (loss)..........................    --           --         --          (143)           (143)
                                                                                         --------
          Total comprehensive
            income...................                                                       5,609
                                        ---     --------   --------       -------        --------
Balance at December 31, 1998.........     1       15,000     48,394        (1,030)         62,365
  Net income.........................    --           --        765            --             765
  Foreign currency translation
     gain............................    --           --         --           223             223
                                                                                         --------
          Total comprehensive
            income...................                                                         988
                                        ---     --------   --------       -------        --------
Balance at March 31, 1999............     1       15,000     49,159          (807)         63,353
  Sale of AMRS.......................    (1)     (15,000)   (49,159)          807         (63,353)

                                                                WORLDWIDE
                                       ------------------------------------------------------------
  Sale of stock to parent............   $--     $ 28,250   $     --      $    --        $ 28,250
  Equity contribution by parent......    --       10,668         --           --          10,668
  Net loss...........................    --           --     (3,197)          --          (3,197)
  Foreign currency translation
     (loss)..........................    --           --         --       (1,832)         (1,832)
                                                                                        --------
          Total comprehensive
            income...................                                                     (5,029)
                                        ---     --------   --------      -------        --------
Balance at December 31, 1999.........    --       38,918     (3,197)      (1,832)         33,889
  Equity contribution by parent......    --        1,946         --           --           1,946
  Net loss...........................    --           --    (11,420)          --         (11,420)
  Foreign currency translation
     (loss)..........................    --           --         --         (618)           (618)
                                                                                        --------
          Total comprehensive
            income...................                                                    (12,038)
                                        ---     --------   --------      -------        --------
Balance at December 31, 2000.........   $--     $ 40,864   $(14,617)     $(2,450)       $ 23,797
                                        ===     ========   ========      =======        ========

                             See accompanying notes

                        WORLDWIDE FLIGHT SERVICES, INC.
                      (FORMERLY AMR SERVICES CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                  PREDECESSOR AMRS                  WORLDWIDE
                                             ---------------------------   ---------------------------
                                                 YEAR       THREE MONTHS   NINE MONTHS        YEAR
                                                ENDED          ENDED          ENDED          ENDED
                                             DECEMBER 31,    MARCH 31,     DECEMBER 31,   DECEMBER 31,
                                                 1998           1999           1999           2000
                                             ------------   ------------   ------------   ------------
Operating Activities:
  Net income (loss)........................    $ 5,752        $    765      $  (3,197)      $(11,420)
     Adjustments to reconcile net earnings
       to net cash provided by operating
       activities:
     Depreciation and amortization.........      6,333           1,627          9,112         18,012
     Deferred income taxes.................        933           1,584         (4,226)        (7,367)
     Extraordinary loss....................         --              --          1,959             --
     Restructuring charge..................         --              --             --          5,421
     Other.................................         --              --            494          1,295
  Change in assets and liabilities, net of
     effects of acquisitions:
     Accounts receivable...................     (5,630)         (4,190)       (29,983)        11,295
     Prepaid and other assets..............                                                   (2,360)
     Accounts payable and accrued
       liabilities.........................       (506)            183         (4,605)        (6,692)
     Accrued salaries......................                                                   (2,911)
     Other, net............................     (4,008)         (7,117)        26,941             --
                                               -------        --------      ---------       --------
  Net cash provided by (used in) operating
     activities............................      2,874          (7,148)        (3,505)         5,273
Investing Activities:
     Capital expenditures..................     (7,219)         (1,688)        (6,439)        (9,057)
     Acquisitions, net of cash.............     (1,500)             --       (149,833)        (9,639)
     Other.................................       (499)             26           (750)            --
                                               -------        --------      ---------       --------
          Net cash used by investing
            activities.....................     (9,218)         (1,662)      (157,022)       (18,696)
Financing Activities:
  Proceeds from sale of senior notes.......         --              --        126,793             --
  Issue costs on long-term debt............         --              --        (10,204)          (607)
  Proceeds from long-term debt.............         --              --         85,997         12,914
  Payments on long-term debt...............         --              --        (78,959)            --
  Proceeds from sale of stock..............         --              --         28,250             --
  Equity contribution by parent and
     officers..............................         --              --         10,425          1,946
  Other....................................                                                   (1,176)
  Dividend to parent.......................         --          (5,390)            --             --
                                               -------        --------      ---------       --------
          Net cash provided by (used in)
            financing activities...........         --          (5,390)       162,302         13,077
Net increase (decrease) in cash and cash
  equivalents..............................     (6,344)        (14,200)         1,775           (346)
Cash and cash equivalents at beginning of
  period...................................     20,544          14,200             --          1,775
                                               -------        --------      ---------       --------
Cash and cash equivalents at end of
  period...................................    $14,200        $     --      $   1,775       $  1,429
                                               =======        ========      =========       ========
Supplemental Disclosures of Cash Flow
  Information:
  Cash paid (refunded) for income taxes....    $ 3,162        $ (1,079)     $   1,303       $  3,104
  Cash paid for interest...................         --              --          3,406         19,209
  Non-cash transactions:
     Note payable for acquisition..........        914              --             --             --
     Value of warrants issued by parent....         --              --            242             --

                            See accompanying notes.

                        WORLDWIDE FLIGHT SERVICES, INC.
                      (FORMERLY AMR SERVICES CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND BASIS OF PRESENTATION

  Business

     To date, the Company has incurred net losses after tax primarily due to material amounts of debt. In response, the Company plans to reduce its costs and increase its revenues through both internal growth and acquisitions. While the Company does have a substantial amount of debt, it anticipates that cash flow from operations, together with borrowings under the senior secured credit facility will be sufficient to service its debt obligations as they become due. However, any acquisitions will require additional infusions of equity.

     Worldwide is an independent provider of ground services which operates in four separate areas: cargo handling and ramp, passenger and technical services. Cargo handling activities includes the loading and unloading of cargo aircraft, the build-up and breakdown of cargo, and other services. Ramp services include loading and unloading, aircraft marshaling, aircraft pushback, cabin cleaning, and providing heating, air-conditioning, lavatory and water services. Passenger services include passenger ticketing, curbside and ticket counter check-in boarding services, baggage claim and other services for passengers. Technical services include jet bridge and ground equipment maintenance, aircraft de-icing, freight management, aircraft fueling and other services.

     Worldwide operates in airports around the world, after completion of the acquisitions described in Note 3, with primary operations in New York City, New York; Dallas, Texas; Miami, Florida; Pittsburgh, Pennsylvania; Paris, France; and Hong Kong, China. International operations are generally organized as either foreign branches or separately incorporated subsidiaries.

  Basis of Presentation

     On March 31, 1999, MR Services Acquisition Corporation completed the acquisition of all of the outstanding stock of AMR Services Corporation ("Predecessor"), a wholly owned subsidiary of AMR Services Holding Corporation, which was a wholly owned subsidiary of AMR Corporation ("AMR"), the parent company of American Airlines, Inc. ("American"). MR Services Acquisition Corporation was immediately merged with and into AMRS, and AMRS (the surviving corporation) was renamed Worldwide Flight Services, Inc. ("Worldwide" or "Company"). Worldwide is owned by WFS Holdings, Inc. ("Holdings" or "Parent"). The acquisition was funded by an initial capital contribution by the parent of $28.3 million and borrowings under a term debt facility and revolving credit facility (see Note 4). The initial purchase price was $75.0 million plus subsequent adjustments for working capital and capital spending, all of which is described in more detail in Note 3. The acquisition as of March 31, 1999 resulted in a new entity as well as a change in the basis of accounting and as a result, financial information at any point or for any period subsequent to March 31, 1999 is not comparable to financial information at any point or for any period prior to the acquisition.

     Prior to the acquisition, some subsidiaries, divisions and branches of AMRS were sold or transferred to AMR Corporation. As a result, the accompanying consolidated historical financial statements of the Predecessor have been adjusted to exclude certain subsidiaries, divisions, or branches, in order to achieve a consistent presentation of the entities included in the acquisition as discussed above. The excluded subsidiaries, divisions, or branches include AMR Combs, Inc.; the logistics division (consisting of the CP19 warehouse, McKesson, Southland, and Airbourne branches); Dalfort Aviation Services, LP; the Warsaw operations branch; and the ground services branch in Spain servicing American contracts. As a result, the financial statements presented herein do not represent the legal entity AMR Services Corporation as it existed prior to March 31, 1999, but rather represent the entity purchased from AMR. The accompanying financial statements for periods prior to March 31, 1999 were prepared from the historical accounting records of AMR Corporation. These financial statements included all revenues of the Predecessor and all items of expense

                        WORLDWIDE FLIGHT SERVICES, INC.
                      (FORMERLY AMR SERVICES CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

directly incurred and expenses charged or allocated to it by AMR Corporation in the normal course of business.

     On August 12, 1999, Worldwide purchased all of the stock of Miami Aircraft Services, Inc. ("MAS"), an independent provider of express air cargo handling services in the United States, for $63.0 million plus transactions costs. Also, on August 23, 1999, Worldwide completed the acquisition of Aerolink International, Inc. and affiliates ("Aerolink"), a provider of ground services, located in Pittsburgh, Pennsylvania for a purchase price of $5.9 million plus additional consideration of approximately $1.0 million. On April 5, 2000, Worldwide purchased all of the outstanding stock of Oxford Electronics, Inc. ("Oxford") for approximately $9.6 million plus a potential additional earn-out of up to $2.5 million, which has yet to be finalized or paid. The operations of MAS, Aerolink and Oxford are included in the operations of Worldwide since the date of acquisition. (see Note 3)

     All material intercompany balances and transactions for the entity have been eliminated in consolidation.

     The financial statements of Worldwide's foreign subsidiaries and branches are translated as if the local currency were the functional currency. Accordingly, assets and liabilities of the foreign subsidiaries and branches are translated at end-of-period rates. Operations are translated at average exchange rates in effect during the period. Included in other income/(expense) net are foreign exchange gains (losses) resulting from foreign currency transactions of $440,000 and $(552,000) for the year ended December 31, 1998 and the three months ended March 31, 1999, respectively. Since the acquisition on March 31, 1999, Worldwide has concluded that certain of its intercompany notes receivable from its foreign subsidiaries represent permanent investments in those operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Revenue Recognition

     Worldwide recognizes fees from its services contracts as service is provided. The terms of the service contracts are generally cancelable by either party on 60 days' notice or less for any reason, except contracts with American and its affiliates, which were extended, to a term of five years from the acquisition date. Worldwide provides services to a significant number of airlines around the world with typical payment terms of 30-60 days. Worldwide routinely analyzes the credit worthiness of its customers and generally does not require collateral.

  Business and Concentrations of Credit Risk

     For the year ended December 31, 2000, Worldwide derived approximately 23% of its revenues from AMR and its affiliates. As of December 31, 2000, the Company had outstanding receivables from AMR and its affiliates of $9.6 million. If Worldwide experiences a significant reduction in business from this significant customer, it could have a material adverse effect on its business, financial condition and future results. Revenues from this significant customer could decrease either because they choose to use other third party ground service providers or because they choose to perform these services using their own personnel.

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

                        WORLDWIDE FLIGHT SERVICES, INC.
                      (FORMERLY AMR SERVICES CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Cash and Cash Equivalents

     Cash and cash equivalents consist of cash and short-term, highly liquid investments with maturities of 90 days or less when purchased. As of December 31, 2000, approximately $750,000 of cash equivalents is restricted by the Company's commercial banking arrangement.

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

  Intangibles

     Intangible assets of $111.7 million at December 31, 2000 (net of accumulated amortization of $9.7 million) consist primarily of values assigned to customer relationships and goodwill from the acquisitions of AMR Services, MAS, Aerolink and Oxford. Included in intangible assets are customer lists of approximately $29.2 million (net of accumulated amortization of $2.8 million). Intangibles and goodwill are both being amortized over 20 years. Worldwide periodically evaluates intangible assets to determine whether events and circumstances warrant adjustment of the carrying value or amortization periods. (See Note 3)

  Financial Instruments

     Worldwide has purchased an interest rate cap agreement to hedge interest on variable-rate debt instruments. To the extent Worldwide has borrowings outstanding on variable-rate debt instruments, the cost of the interest rate cap is deferred and recognized as an adjustment to interest expense on the variable rate debt. Notional amounts in excess of variable-rate debt outstanding are marked to market with the resulting gain or loss being included in interest expense.

  Income Taxes

     The Predecessor was included in AMR Corporation's consolidated United States federal income tax return and state income tax returns in unitary states. Under the terms of AMR Corporation's tax sharing policy, income taxes were allocated to AMR Corporation subsidiaries as if the subsidiaries were separate taxable entities. The Predecessor computed its provision for deferred federal income taxes using the liability method as if it were a separate taxpayer. Under this method, deferred tax assets and liabilities were determined based on differences between financial reporting and tax bases of assets and liabilities and were measured using the enacted tax rates. As part of the provisions of the acquisition agreement with AMR Corporation, income, franchise, ad valorem, and other tax liabilities for periods prior to March 31, 1999 remained the liability of by AMR Corporation.

     Worldwide is included in Holdings' consolidated United States federal income tax return and state income tax returns in unitary states. Under the terms of Holdings' tax sharing policy, income taxes are allocated to Holdings' subsidiaries as if the subsidiaries were separate taxable entities. Worldwide computes its provision for deferred federal income taxes using the liability method as if it were a separate taxpayer. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates.

                        WORLDWIDE FLIGHT SERVICES, INC.
                      (FORMERLY AMR SERVICES CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Common Stock and Stock Options

     Worldwide has 1,000 shares of issued, authorized, and outstanding $.01 par value common stock at December 31, 2000. Certain Worldwide employees are covered by its Parent's stock option plan which will grant shares of its Parent's nonvoting common stock to employees and outside directors. Such grants will vest over various periods of time (generally five years), subject to certain conditions. Stock options will be accounted for recognizing expense for the intrinsic value of the options granted and expected to vest.

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

  Segments

     Worldwide reports financial information and evaluates its operations by location and not by its four different services areas. The Company does not have discrete financial information to evaluate the operating results for each of the four ground service categories. Although revenue can be identified for these service categories, management cannot and does not identify expenses, profitability or other financial information for these service categories. As a result, management reviews operating results solely by location and thus the Company has determined that it operates under one reportable segment.

  Allowance for Doubtful Accounts

     The following summarizes the activity in the allowance for doubtful accounts for the following periods (in thousands):

                                                               ACQUISITION
                                       BALANCE AT                 OF MAS                   BALANCE AT
                                       BEGINNING    BAD DEBT   AEROLINK AND                  END OF
PERIOD                                 OF PERIOD    EXPENSE       OXFORD      WRITE-OFFS     PERIOD
- ------                                 ----------   --------   ------------   ----------   ----------
Predecessor
Year ended December 31, 1998.........    $1,611      $  189        $ --        $(1,351)      $  449
Period ended March 31, 1999..........       449         466          --             --          915
Worldwide
Period ended December 31, 1999.......       915         880         250           (617)       1,428
Year ended December 31, 2000.........     1,428       1,730          50         (1,136)       2,072

  Comprehensive Income

     As of January 1, 1998, the Predecessor adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"), which establishes rules for the reporting and display of comprehensive income and its components. While the primary component of the Company's comprehensive income
(loss) is its net income (loss), another component is the foreign currency translation gain (loss). The accompanying Consolidated Statements of Shareholder's Equity present comprehensive income for all periods.

                        WORLDWIDE FLIGHT SERVICES, INC.
                      (FORMERLY AMR SERVICES CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year presentation.

  Recently Issued Accounting Standards Not Yet Adopted

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), as amended, which is required to be adopted in years beginning after June 15, 2000. This Statement will be adopted effective January 1, 2001. It does not allow retroactive application to financial statements of prior periods. FAS 133 requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net income (loss) to the extent the derivatives are not effective as hedges. The cumulative effect of the change in accounting for the adoption of FAS 133 will not have a material effect on the financial position, results of operations or cash flows of the Company.

3. ACQUISITIONS

     On March 31, 1999, the Predecessor was acquired from AMR Corporation for $75.0 million plus transaction costs estimated at approximately $3.2 million. The acquisition was financed by a $28.3 million sale of stock to the Parent and proceeds from the issuance of $50.0 million in term debt (see Note 4). The acquisition of the Predecessor was accounted for as a purchase. The stock purchase agreement also contains provisions by which AMR Corporation may receive up to an additional $10.0 million in purchase price based on the growth rate of revenues received from AMR Corporation and its affiliates as measured against certain revenue growth benchmarks. As of December 31, 2000, the Company does not believe any amounts will be owed under this contingent purchase payment based on recent negative trends in revenue from AMR Corporation.

     The purchase price allocation resulted in approximately $42.6 million of intangible assets, including goodwill, which is being amortized over 20 years.

     On August 12, 1999, Worldwide acquired the business of Miami Aircraft Support, Inc. ("MAS"), a provider of ground services to airlines, for $63.0 million plus transaction costs. The acquisition was financed primarily from proceeds from a Senior Note offering described in Note 4. The acquisition of MAS was accounted for as a purchase and resulted in goodwill and intangibles of approximately $66.7 million which is being amortized on a straight-line basis over 20 years. The operations of MAS are included in Worldwide's operations from the date of acquisition.

     On August 23, 1999, Worldwide completed the acquisition of Aerolink International, Inc. ("Aerolink"), a provider of ground services to airlines. The purchase price was $5.9 million plus additional consideration of $1.0 million based on the actual results of operations for 1999. The additional $1.0 million was paid to the seller during the second calendar quarter of 2000. As part of the purchase price, Worldwide repaid $0.6 million of debt of Aerolink. The acquisition was accounted under the purchase method of accounting. Worldwide recorded approximately $4.7 million of goodwill and intangibles, which is being amortized on a straight-line basis over 20 years. The operations of Aerolink are included in Worldwide's operations from the date of acquisition. The acquisition was financed with borrowings under the senior secured credit facility.

     On April 5, 2000, Worldwide completed the acquisition of Oxford Electronics, Inc. ("Oxford"), a provider of airport technical services, for a cash purchase price at closing of $9.6 million and potentially up to $2.5 million in additional purchase price to be determined based on earnings for Oxford's fiscal 2000. The additional purchase consideration has not been finalized or paid. The acquisition was funded with borrowings under the existing senior secured credit facility. Worldwide recorded approximately $8.1 million of goodwill and intangibles, which is being amortized on a straight-line basis over 20 years. The acquisition was accounted

                        WORLDWIDE FLIGHT SERVICES, INC.
                      (FORMERLY AMR SERVICES CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

for under the purchase method of accounting. The operations of Oxford have been included in Worldwide's operations from the date of acquisition.

     If the acquisitions of AMRS, MAS, Aerolink, and Oxford had occurred at the beginning of the years ended December 31, 1999 and 2000, total revenues and net loss would have been as follows (in thousands):

                                                               1999      2000
                                                              -------   -------
Revenues....................................................  332,453   345,477
Net income (loss)...........................................   (5,844)  (10,974)

4. SENIOR SECURED CREDIT FACILITY AND SENIOR NOTES:

                                                              2000
                                                            --------
Long-term debt consists of the following (in thousands):
  12 1/4% Senior Notes due August 2007; interest payable
     semiannually less discount of $2,875.................  $127,125
  Borrowing under a $75,000 senior secured credit facility
     with a group of banks; revolving commitment due March
     2005.................................................    21,500
  Capital lease obligations and other.....................     3,294
                                                            --------
                                                             151,919
Less current maturities...................................     1,379
                                                            --------
Long term debt............................................  $150,540
                                                            ========

     In July 1999, Worldwide entered into a series of transactions to provide financing for the MAS acquisition (see Note 3) and refinance its existing borrowings. Such transaction included the placement of $130.0 million in Senior Notes (the "offering") due 2007 in a private transaction along with the issuance of certain warrants (as described in Note 2). Subsequent to the private transaction, the Senior Notes were registered through a public exchange offer. In addition, Worldwide entered into a long-term secured revolving credit agreement with a syndicate of banks, totaling $75.0 million. The facility provides for the availability of both term borrowings and revolving credit. These transactions closed on August 12, 1999.

     In connection with the acquisition of the Predecessor on March 31, 1999, Worldwide entered into a series of revolving credit and term loan agreements with a syndicate of banks. As a result of the transactions described above, Worldwide retired its existing indebtedness under these agreements and recorded an extraordinary loss of $2.0 million from the early extinguishment of this debt.

     Worldwide's obligation under the senior secured credit facility are secured by a first priority pledge of, and security interest in, the stock of all present and future domestic subsidiaries, and 65% of the stock of all our present and future foreign subsidiaries, and substantially all of our assets and the assets of our domestic subsidiaries. Worldwide's obligation under the 12 1/4% Senior Notes is unconditionally guaranteed on a joint and several basis by its domestic subsidiaries.

     At Worldwide's option the interest rate on the senior secured credit facility will be either (1) the London Interbank Offering Rate (LIBOR) plus a spread depending upon certain ratios (currently 3.25%) or (2) 2.00% plus the greater of The Chase Manhattan Bank's prime rate, the federal funds effective rate plus 1/2% and the base CD rate published by The Chase Manhattan Bank plus 1%. The interest rate spread will be subject to step-downs based on Worldwide's financial performance. At December 31, 2000, Worldwide's weighted average borrowing rate on these facilities was 10.1%. Worldwide also pays a quarterly fee equal to 0.5% of the unused commitments under the senior secured credit facility. Worldwide is subject to various covenants associated with the $75.0 million senior secured facility such as certain leverage and coverage ratios

                        WORLDWIDE FLIGHT SERVICES, INC.
                      (FORMERLY AMR SERVICES CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and other customary conditions. In addition, Worldwide has certain restrictions on its ability to incur debt, make capital expenditures, pay dividends, conduct asset sales, issue equity securities, engage in acquisitions and other restrictions. The maximum amount Worldwide may borrow at any time is limited by a borrowing base formula which consists of a percentage of some of its accounts receivable and a percentage of the value of some of its equipment which may have the effect of limiting the credit available to Worldwide under the facility to an amount less than the $75.0 million. At December 31, 2000, Worldwide was in compliance with all debt covenants. At December 31, 2000, based on the borrowing base calculation, Worldwide has approximately $47.7 million available under its $75.0 million facility. The senior secured credit facility also provides for the issuance of letters of credit. At December 31, 2000, Worldwide had $2,853,000 of such letters of credit outstanding. If Worldwide completes additional acquisitions, the borrowing base would rise based on the acquired company's available collateral. However, our future additional availability may be less than the total remaining commitment amount and will depend on the borrowing base and us being able to meet the applicable leverage and coverage ratios and other customary conditions excluding any acquisitions we might make. Worldwide believes that current availability under the credit facility and other potential sources allowed under the facility are adequate to manage its liquidity, although future liquidity needs could change.

     On August 14, 2000 Worldwide agreed with its lenders to modify certain provisions of the senior secured credit facility. Specifically, Worldwide and its banks agreed to increase availability under its borrowing base through the inclusion of certain non-US dollar denominated accounts receivable, as well as clarify certain definitions related to the leverage ratio, coverage ratio and capital expenditure threshold. Notwithstanding the aforementioned, the liquidity could be severely limited if the improved cash flow from Worldwide's cost reduction program does not materialize. If Worldwide defaults under the senior secured credit facility due to the failure to maintain financial ratios or meet other covenants, it may not be able to make additional borrowings under the facility if the bank refuses to allow additional advances and Worldwide is unable to obtain additional capital from other sources.

     The senior secured credit facility requires Worldwide to enter into one or more interest rate protection agreements such that the interest cost with respect to at least 50% of Worldwide's indebtedness will be fixed, hedged or capped. (See Note 9)

     The scheduled maturities on long-term debt for the next five fiscal years are as follows (in thousands):

2001......................................................  $  1,379
2002......................................................     1,051
2003......................................................       625
2004......................................................       170
2005 and thereafter.......................................   148,694
                                                            --------
                                                            $151,919
                                                            ========

     Based on current rates available to Worldwide for debt with similar terms, there is not a significant difference between the carrying amounts of long-term debt and their fair values.

5. RELATED PARTY TRANSACTIONS

  Predecessor

     American invested cash or alternatively provided financing for the operations of its affiliates, including Worldwide. The Predecessor received interest at the average rate earned by American's portfolio of short-term marketable securities. The aforementioned arrangement resulted in interest income that may not be representative of what AMRS would have received if it were not affiliated with AMR Corporation. Interest income related to this arrangement was approximately $1.9 million for the year ended December 31, 1998.

                        WORLDWIDE FLIGHT SERVICES, INC.
                      (FORMERLY AMR SERVICES CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The interest rate, which was reset monthly, was 5.4% as of December 31, 1998. The average interest rate during 1998 was 5.8%.

     The Predecessor's transactions with AMR Services Holding Corporation, American, and American Eagle Inc., a wholly owned subsidiary of AMR Corporation, were recorded on a basis determined by the parties which may not be representative of the terms the Predecessor might have negotiated with third parties.

     The Company recognized revenue from affiliates primarily related to freight handling and ramp services. General and administrative expenses allocated and transfer priced from AMR Services Holding Corporation and AMR Corporation and its affiliates to Worldwide, including legal, accounting, personnel, employee benefits (including post-employment benefits), marketing, and other administrative costs, aggregated $6.0 million for the year ended December 31, 1998 and $2.3 million for the three-month period ended March 31, 1999, respectively. In addition, AMR Corporation and affiliates allocated approximately $3.4 million of other operating expenses, primarily travel expenses, computer related charges, and facilities rent for the year ended December 31, 1998, and $0.6 million for the three months ended March 31, 1999.

     Expenses allocated to the Predecessor by AMR Corporation were primarily based on an allocation cost method. The method for allocated costs was generally based on a specific measurement such as the number of transactions processed, employee head count, square footage, etc. Management believes that allocated costs were reasonable under the circumstances and such costs would not materially differ from amounts that would have been incurred if the Predecessor operated on a stand-alone basis.

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

  Worldwide

     Effective March 31, 1999, Worldwide entered into a management agreement with Castle Harlan, Inc., as manager, under which the manager will provide us with business and organizational strategy, financial, investment management, advisory and merchant and investment banking services. Castle Harlan, Inc. is an affiliate of Holdings, which owns all of our outstanding stock. On August 12, 1999, the management agreement with Castle Harlan, Inc. was amended to provide an annual charge for services to be rendered of $1.25 million starting July 1, 2000 until December 31, 2002 and increasing to $2.0 million starting January 1, 2003 until December 31, 2005. The expenses for such services are being recorded ratably on a straight-line basis over the term of the agreement. Under the terms of the management agreement, $862,000 has been expensed for the nine months ended December 31, 1999 and $550,000 was accrued and included in accounts payable. For the year ended December 31, 2000, $1.4 million has been expensed and $1,343,000 is accrued and included in accounts payable. After December 31, 2005 the agreement will automatically renew each year unless canceled by either party.

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

                        WORLDWIDE FLIGHT SERVICES, INC.
                      (FORMERLY AMR SERVICES CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. RESTRUCTURING CHARGES

     In June 2000, Worldwide's management approved a restructuring plan to realign the Company's organization, reduce overhead costs and eliminate excess and duplicative facilities. In light of the plan, Worldwide recorded a restructuring charge of $7.7 million in the second quarter ended June 30, 2000. During the fourth quarter of fiscal 2000, the Company reversed approximately $3.3 million of the original restructuring charge. The restructuring consists primarily of two parts: (1) the merging and integration of operations of Worldwide with MAS and Aerolink, and (2) other headquarters cost reduction measures.

     In connection with the acquisitions of MAS and Aerolink, management initiated plans to consolidate and integrate the operations of these two companies into Worldwide through workforce reductions and the closure of duplicative facilities. Amounts originally contained within the restructuring charge included nonemployee contract terminations of $1.2 million, and estimated holding costs and associated contract termination penalties for vacated facilities of $3.7 million. Other exit costs of $0.8 million related primarily to professional fees and incidentals. The remaining $2.0 million in charges represented severance payments related to staff level reductions at Worldwide's headquarters and laid-off employees in field operations.

     The original charge of $7.7 million was revised to $4.4 million in the fourth quarter primarily due to the fact that costs to exit certain facilities were lower than expected due to negotiations with the lessors and it was determined that one facility originally scheduled to close would remain open to service existing and new customers.

     In December 2000, the Company recorded a second restructuring charge of $1.0 million. This charge consists solely of contractual severance payments to four terminated executives.

     The following table summarizes the activity related to the restructuring charges in fiscal 2000 (in thousands):

                                              RESTRUCTURING CHARGES                            RESERVE
                                  ---------------------------------------------                BALANCE
                                    JUNE                 DECEMBER                            DECEMBER 31,
          DESCRIPTION             PROVISION   REVISION   PROVISION   AS REVISED   PAYMENTS       2000
          -----------             ---------   --------   ---------   ----------   --------   ------------
Involuntary employee
  severance.....................   $2,012     $  (388)    $1,000       $2,624     $  (659)      $1,965
Nonemployee contract
  terminations..................    1,200                               1,200        (317)         883
Lease terminations..............    3,695      (3,072)                    623        (104)         519
Other exit costs................      768         206                     974        (874)         100
                                   ------     -------     ------       ------     -------       ------
  Total restructuring charge....   $7,675     $(3,254)    $1,000       $5,421     $(1,954)      $3,467
                                   ======     =======     ======       ======     =======       ======

     The aforementioned charges of $5.4 million were recognized in fiscal 2000 in the accompanying Consolidated Statements of Operations under the caption "Restructuring charges." Worldwide estimates that actions it has already taken will generate cost savings as a result of its restructuring plan. Approximately $2.0 million of the $5.4 million charge was paid in 2000. Management expects to complete almost all parts of the restructuring plan by the end of 2001, with the majority of the cash expenditures to occur during 2001. Given the nature of the costs reflected herein, increases or decreases may be necessary throughout the tenure of Worldwide's restructuring plans.

7. EQUIPMENT AND PROPERTY

     Equipment and property are carried at cost and are depreciated using the straight-line method over the estimated lives indicated in the table below. Maintenance and repair costs are expensed as incurred. A

                        WORLDWIDE FLIGHT SERVICES, INC.
                      (FORMERLY AMR SERVICES CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

summary of Worldwide's equipment and property, at cost at December 31, 1999 and 2000 follows (in thousands):

                                                       DEPRECIABLE
                                                          LIFE        1999      2000
                                                       -----------   -------   -------
Building and improvement.............................  25-30 years   $11,472   $12,205
Ground equipment.....................................    5-8 years    26,959    32,610
Other, primarily equipment...........................   3-10 years     7,484     8,930
                                                                     -------   -------
Equipment and property, at cost......................                $45,915   $53,745
                                                                     =======   =======

     Depreciation expense totaled $5.4 million and $1.6 million for the year ended December 31, 1998 and the three months ended March 31, 1999 of the Predecessor and $6.0 million and $11.3 million for the nine months ended December 31, 1999 and the year ended December 31, 2000 of Worldwide, respectively.

8. INCOME TAXES

     Income before income taxes for years ended December 31, 1998 and the three-month period ended March 31, 1999 of the Predecessor was $5,879,000 and $130,000, respectively, for U.S. operations and was $3,968,000, and $1,140,000 for foreign operations, respectively. Income (loss) before income taxes for the nine-month period ended December 31, 1999 and the year ended December 31, 2000 of Worldwide was $(11,265,000) and $(21,391,000) for US operations and was $6,646,000 and $4,917,000, respectively for foreign operations. These amounts include the amounts allocated to discontinued operations, all of which occurred in U.S. operations.

     The components of the income tax provision for the year ended December 31, 1998 and the three-month period ended March 31, 1999 of the Predecessor and for the nine-month period ended December 31, 1999 and the year ended December 31, 2000 of Worldwide are as follows (in thousands):

                                                          THREE
                                                         MONTHS     NINE MONTHS
                                                          ENDED        ENDED
                                                        MARCH 31,   DECEMBER 31,
                                                1998      1999          1999        2000
                                               ------   ---------   ------------   -------
Current
  Federal....................................  $1,265    $(1,194)     $    --      $   314
  Foreign....................................   1,136        180        2,646        1,998
  State......................................     761        (65)         158           --
                                               ------    -------      -------      -------
                                                3,162     (1,079)       2,804        2,312
Deferred.....................................     933      1,584       (4,226)      (7,366)
                                               ------    -------      -------      -------
          Total income tax provision
            (benefit)........................  $4,095    $   505      $(1,422)     $(5,054)
                                               ======    =======      =======      =======

                        WORLDWIDE FLIGHT SERVICES, INC.
                      (FORMERLY AMR SERVICES CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Reconciliations of the provisions for income taxes computed at the statutory rate of the reported provisions for income taxes for the indicated periods are set forth below.

                                           THREE MONTHS ENDED   NINE MONTHS ENDED
                                   1998      MARCH 31, 1999     DECEMBER 31, 1999    2000
                                  ------   ------------------   -----------------   -------
Statutory income provision......  $3,445          $445               $(1,617)       $(5,766)
State income tax provision,
  net...........................     492            39                  (143)            --
Foreign taxes, rate
  differential..................      --           180                    --             --
Other...........................     158          (159)                  338            712
                                  ------          ----               -------        -------
  Income tax provision
     (benefit)..................  $4,095          $505               $(1,422)       $(5,054)
                                  ======          ====               =======        =======

     The tax effect of temporary differences that give rise to significant components of deferred tax assets and liabilities at December 31, 1999 and December 31, 2000 of Worldwide are as follows (in thousands):

                                                                1999      2000
                                                              --------   -------
Deferred tax assets:
  Expenses deductible for tax in a different period than
     books..................................................  $  4,053   $ 4,916
  Foreign tax credit........................................     1,776     3,736
  Net operating loss carryforward...........................       451     4,261
  Other.....................................................       303       194
                                                              --------   -------
          Total deferred tax assets.........................     6,583    13,107
                                                              --------   -------
          Valuation allowance...............................      (451)     (596)
                                                              --------   -------
          Net deferred tax asset............................  $  6,132   $12,511
                                                              ========   =======
Deferred tax liabilities:
  Undistributed earnings of foreign subsidiaries............  $    880   $ 1,482
  Identified intangibles....................................    12,077    11,718
  Accelerated depreciation..................................     2,024       666
  Other.....................................................     1,956     2,084
                                                              --------   -------
          Total deferred tax liabilities....................    16,937    15,950
                                                              --------   -------
          Net deferred tax asset (liability)................  $(10,805)  $(3,439)
                                                              ========   =======

     Worldwide has approximately $1.3 million of net operating loss carryforwards at December 31, 2000, which were acquired from Miami Aircraft Services and will expire in the years 2010 and 2013. At December 31, 2000, a valuation allowance exists to fully offset the net operating loss carryforward. Additionally, Worldwide has approximately $10.9 million of federal net operating loss carryforwards which will expire in year 2020, and approximately $145,000 net state net operating loss carryforwards. A valuation allowance has been established against the state net operating loss carryforwards. A valuation allowance has not been established for the federal net operating loss carryforwards due to the timing of the reversal of existing deferred tax liabilities.

9. FINANCIAL INSTRUMENTS

     In connection with the initial term loan agreements, Worldwide acquired interest rate caps in order to manage risks related to changes in variable interest rates and to comply with the provisions under the initial term loan agreements. With the extinguishment of the initial term loan agreement on August 12, 1999, the fair value of the interest rate cap was recognized as a component of the extraordinary loss. Worldwide elected not to terminate these cap agreements as similar hedging instruments will be required as borrowings are made

                        WORLDWIDE FLIGHT SERVICES, INC.
                      (FORMERLY AMR SERVICES CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

under the $75,000,000 senior secured credit facility. Worldwide's interest rate caps limit its exposure to floating interest rates to a maximum LIBOR of 6.5% (at December 31, 2000, LIBOR was 6.0%). The interest rate caps have a notional amount of $44.8 million at December 31, 2000 and expire in varying amounts through March, 2003. However, as the notional amount of the interest rate caps currently exceed the borrowings outstanding of the senior secured credit facility, a portion of the interest rate caps has been marked to market as a component of interest expense of approximately $58,000 for the nine months ended December 31, 1999 and approximately $415,000 for the year ended December 31, 2000. The fair value of the interest rate cap agreements at December 31, 2000 was approximately $43,000.

10. COMMITMENTS AND CONTINGENCIES

     Future minimum lease payments under operating leases with initial and remaining noncancelable lease terms in excess of one year for the five following years, are as follows (in thousands):

2001......................................................   $16,525
2002......................................................     9,105
2003......................................................     6,035
2004......................................................     5,020
2005 and thereafter.......................................    18,972
                                                             -------
                                                              55,657
                                                             =======

     All major airport facilities and office spaces are leased under operating leases, which include options to renew the leases and indexed escalation clauses.

  Commitments and Contingencies

     The Company is involved in an investigation by the National Transportation Safety Board ("NTSB") into the cause of the crash of an Emery Worldwide Airlines, Inc. cargo jet on February 16, 2000. The crash occurred shortly after takeoff from Mather Field in Sacramento, California, killing all three people aboard. Miami Aircraft Support, Inc., a subsidiary of the Company, loaded the cargo onto the plane. The Company is cooperating with the NTSB in the investigation, and to date the NTSB has not issued its report.

     In addition to the NTSB investigation, the Company is one of several defendants in four individual lawsuits arising out of the crash. Two of the suits are filed in state court in California, one in state court in Ohio and one in state court in Texas. The Company believes that is has adequate insurance coverage for any liability that may ultimately be assessed in these suits.

     Actions and claims against certain subsidiaries of the Company under common law and state and federal statutes for employment, personal injury, property damage and breach of contract arise in the ordinary course of their businesses. The remedies sought in such actions include compensatory, punitive and exemplary damages as well as equitable relief. Reserves for such lawsuits and claims are recorded to the extent that losses are deemed probable and are estimatable. In the opinion of management, the resolution of all such pending lawsuits and claims will not have a material effect on the earnings or consolidated financial position of the Company.

     During 2000, the Miami International Airport challenged the Company's calculation of port fees due for operations in that airport and submitted an invoice of approximately $750,000 for the audit period of November 1996-October 1999. The Company has disputed this invoice. The Company believes that it has properly calculated port fees due and intends to contest this invoice vigorously.

                        WORLDWIDE FLIGHT SERVICES, INC.
                      (FORMERLY AMR SERVICES CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Collective Bargaining Agreements

     Approximately 2,800 of Worldwide's United States employees are represented by collective bargaining agreements. The employees consist primarily of cargo handling and ramp services workers. The Transport Workers Union ("TWU") represents approximately 2,600 of U.S. based employees. Our agreement with the TWU was renegotiated in 2000 prior to its amendable date and is now effective until June 2003. The Teamsters Union also represents approximately 150 Philadelphia employees and the contract was renegotiated during 2000 and is in effect until February 2003. In Canada, approximately 370 employees are represented by the Canadian Auto Workers Union in Montreal and Toronto. This agreement was renegotiated in 2000 and will be in effect until July 2003. In Halifax, Canada, approximately 90 employees are represented by the International Association of Machinists. This agreement was negotiated in 2001 and will continue to be in effect until January 2003.

     In some of the other countries in which Worldwide operates, it is subject to industry-wide collective bargaining agreements as well as local labor laws.

     Worldwide has not experienced any material business interruption as a result of labor disputes and believes that it has a good relationship with its employees.

11. DISCONTINUED OPERATIONS -- CYCLONE

     In July 1998, the Predecessor acquired all of the stock of Cyclone Surface Cleaning, Inc. (Cyclone) and began to fund its operations. Cyclone was engaged in developing a technology to clean airport runways. Assets acquired consisted primarily of intangibles, including $565,000 of goodwill, and the acquisition was accounted for as a purchase.

     Worldwide elected in 1999 to discontinue the Cyclone business since it did not fit with Worldwide's core businesses. Accordingly, the results of operations for 1998 and the three-month period ended March 31, 1999 have been restated to reflect the Cyclone business as discontinued operations. On August 31, 1999, Worldwide terminated its relationship with the former owners of Cyclone and settled all obligations due under a promissory note. No other costs are expected to be incurred under this transaction.

12. FOREIGN OPERATIONS

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

     Information about Worldwide's operations in these geographic areas is as follows (in thousands):

                                                             NORTH AND
                                                               SOUTH
                                    PERIOD                    AMERICA    EUROPE     ASIA
                                    ------                   ---------   -------   ------
Total Revenues     Year ended December 31, 1998............  $193,242    $32,596   $3,904
                   Three months ended March 31, 1999.......    50,849      8,662    1,964
                   Nine months ended December 31, 1999.....   180,273     31,779    4,818
                   Year ended December 31, 2000............   289,122     45,996    7,399
Long-lived assets  December 31, 1999.......................  $136,301    $ 7,981   $4,007
                   December 31, 2000.......................   140,575      8,254    3,531

                        WORLDWIDE FLIGHT SERVICES, INC.
                      (FORMERLY AMR SERVICES CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13. FINANCIAL INFORMATION FOR RELATED ISSUERS AND GUARANTORS

     Worldwide and its wholly owned subsidiaries have operations in various countries around the world. Domestic and international operations are either organized as branches or separate corporate subsidiaries. The Senior Notes discussed in Note 4 result in debt securities that are fully and unconditionally guaranteed on a joint and several basis by current domestic subsidiaries, while all foreign subsidiaries do not guarantee the securities. During fiscal 2000, the Company dissolved the majority of its wholly owned domestic subsidiaries. As a result, operations and cash flows that were previously reported in guarantor combined domestic subsidiaries for the nine months ended December 31, 1999, the three months ended March 31, 1999 and the year ended December 31, 1998 are now included in the Worldwide results. The following tables present the financial positions, results of operations, and cash flows for the year ended December 31, 1998, the three months ended March 31, 1999, the nine months ended December 31, 1999, and the year ended December 31, 2000 combined into three categories: 1) the operations of Worldwide, the legal entity, and its international branches,
2) domestic subsidiaries, and 3) foreign subsidiaries (in thousands):

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1998

                                                 GUARANTOR     NON-GUARANTOR
                                                  COMBINED       COMBINED
                                                  DOMESTIC        FOREIGN
                                    WORLDWIDE   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    ---------   ------------   -------------   ------------   ------------
Revenues..........................  $186,262      $13,292         $30,188        $    --        $229,742
Expenses:
  Salaries, wages, and benefits...   132,347        7,810          14,549             --         154,706
  Materials, supplies, and
     services.....................    27,441          185             421             --          28,047
  Equipment and facility rental...     8,247        1,669           3,681             --          13,597
  Depreciation and amortization...     4,499          618             791             --           5,908
  Other miscellaneous expenses....     4,627          993           8,012             --          13,632
  G&A allocated expenses..........     5,798           --              --             --           5,798
                                    --------      -------         -------        -------        --------
  Operating expenses..............   182,959       11,275          27,454             --         221,688
                                    --------      -------         -------        -------        --------
Operating income..................     3,303        2,017           2,734             --           8,054
Interest income (expense).........     3,239         (440)           (639)            --           2,160
Other income (expense)............       557          609            (586)            --             580
Equity in earnings of subs........     3,695           --              --         (3,695)             --
                                    --------      -------         -------        -------        --------
Income before income taxes........    10,794        2,186           1,509         (3,695)         10,794
Provision for income taxes........     4,490        1,275             640         (1,915)          4,490
                                    --------      -------         -------        -------        --------
Income from continuing
  operations......................     6,304          911             869         (1,780)          6,304
Loss from discontinued
  operations......................      (552)          --              --             --            (552)
                                    --------      -------         -------        -------        --------
Net income........................  $  5,752      $   911         $   869        $(1,780)       $  5,752
                                    ========      =======         =======        =======        ========

                        WORLDWIDE FLIGHT SERVICES, INC.
                      (FORMERLY AMR SERVICES CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1998

                                                 GUARANTOR     NON-GUARANTOR
                                                  COMBINED       COMBINED
                                                  DOMESTIC        FOREIGN
                                    WORLDWIDE   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    ---------   ------------   -------------   ------------   ------------
Cash provided by (used in)
  operating activities............   $ 2,369       $  37          $   468          $--          $ 2,874
Cash used in investing
  activities......................    (2,367)       (364)          (6,487)          --           (9,218)
Cash provided by (used in)
  intercompany financing
  activities......................    (5,828)       (472)           6,300           --               --
                                     -------       -----          -------          ---          -------
Change in cash....................   $(5,826)      $(799)         $   281          $--          $(6,344)
                                     =======       =====          =======          ===          =======

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                       THREE MONTHS ENDED MARCH 31, 1999

                                                 GUARANTOR     NON-GUARANTOR
                                                  COMBINED       COMBINED
                                                  DOMESTIC        FOREIGN
                                    WORLDWIDE   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    ---------   ------------   -------------   ------------   ------------
Revenues..........................   $49,645       $2,524         $9,306         $    --        $61,475
Expenses:
  Salaries, wages and benefits....    33,586        1,408          4,685              --         39,679
  Materials, supplies, and
     services.....................     7,583           44            117              --          7,744
  Equipment and facility rental...     1,898          396          1,347              --          3,641
  Depreciation and amortization...     1,139          167            321              --          1,627
  Other miscellaneous expenses....     2,985          (60)         1,859              --          4,784
  G&A allocated expenses..........     2,269           --             --              --          2,269
                                     -------       ------         ------         -------        -------
  Operating expenses..............    49,460        1,955          8,329              --         59,744
                                     -------       ------         ------         -------        -------
Operating income..................       185          569            977              --          1,731
Interest income (expense).........       385          170           (115)             --            440
Other income (expense)............        --         (552)            --              --           (552)
Equity in earnings of
  subsidiary......................     1,049           --             --          (1,049)            --
                                     -------       ------         ------         -------        -------
Income before income taxes........     1,619          187            862          (1,049)         1,619
Provision for income taxes........       644           77            275            (352)           644
                                     -------       ------         ------         -------        -------
Income from continuing
  operations......................       975          110            587            (697)           975
Loss from discontinued
  operations......................      (210)          --             --              --           (210)
                                     -------       ------         ------         -------        -------
Net income........................   $   765       $  110         $  587         $  (697)       $   765
                                     =======       ======         ======         =======        =======

                        WORLDWIDE FLIGHT SERVICES, INC.
                      (FORMERLY AMR SERVICES CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 1999

                                                 GUARANTOR     NON-GUARANTOR
                                                  COMBINED       COMBINED
                                                  DOMESTIC        FOREIGN
                                    WORLDWIDE   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    ---------   ------------   -------------   ------------   ------------
Cash provided by (used in)
  operating activities............  $ (8,392)      $ 877          $   367          $--          $ (7,148)
Cash used in investing
  activities......................    (1,467)       (127)             (68)          --            (1,662)
Cash provided by (used in)
  intercompany financing
  activities......................    (3,908)        141           (1,623)          --            (5,390)
                                    --------       -----          -------          ---          --------
Change in cash....................  $(13,767)      $ 891          $(1,324)         $--          $(14,200)
                                    ========       =====          =======          ===          ========

                    CONDENSED CONSOLIDATING BALANCED SHEETS
                               DECEMBER 31, 1999

                                                 GUARANTOR     NON-GUARANTOR
                                                  COMBINED       COMBINED
                                                  DOMESTIC        FOREIGN
                                    WORLDWIDE   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    ---------   ------------   -------------   ------------   ------------
Current assets:
  Accounts receivable, net........  $ 52,037      $ 13,313        $ 7,794       $      --       $ 73,144
  Other current assets............     4,599         2,855          6,328              --         13,782
                                    --------      --------        -------       ---------       --------
          Total current assets....    56,636        16,168         14,122              --         86,926
Non-current assets
  Equipment and property, net.....    20,087        14,518          8,125              --         42,730
  Intercompany receivable.........     6,979         9,736             --         (16,715)            --
  Investment in affiliates........   100,230            --             --        (100,230)            --
  Intangible assets including
     goodwill, net................    32,917        69,173          3,469              --        105,559
  Other long-term assets..........    10,031           748            147              --         10,926
                                    --------      --------        -------       ---------       --------
          Total non-current
            assets................   170,244        94,175         11,741        (116,945)       159,215
                                    --------      --------        -------       ---------       --------
          Total assets............  $226,880      $110,343        $25,863       $(116,945)      $246,141
                                    ========      ========        =======       =========       ========
Current liabilities:
  Accounts payable................  $ 17,539      $  1,555        $ 4,256       $      --       $ 23,350
  Intercompany payables...........        --            --         16,715         (16,715)            --
  Other accrued liabilities.......    24,073         7,366          5,272              --         36,711
                                    --------      --------        -------       ---------       --------
          Total current
            liabilities...........    41,612         8,921         26,243         (16,715)        60,061
Non-current liabilities
  Long-term debt..................   137,081            --             --              --        137,081
  Other non-current liabilities...    14,298           812             --              --         15,110
                                    --------      --------        -------       ---------       --------
          Total non-current
            liabilities...........   151,379           812             --              --        152,191
          Total stockholder's
            equity................    33,889       100,610           (380)       (100,230)        33,889
                                    --------      --------        -------       ---------       --------
          Total liabilities and
            stockholder's
            equity................  $226,880      $110,343        $25,863       $(116,945)      $246,141
                                    ========      ========        =======       =========       ========

                        WORLDWIDE FLIGHT SERVICES, INC.
                      (FORMERLY AMR SERVICES CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      NINE MONTHS ENDED DECEMBER 31, 1999

                                                 GUARANTOR     NON-GUARANTOR
                                                  COMBINED       COMBINED
                                                  DOMESTIC        FOREIGN
                                   WORLDWIDE    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                   ---------    ------------   -------------   ------------   ------------
Revenues.........................  $145,770       $39,190         $31,910        $    --        $216,870
Expenses:
  Salaries, wages and benefits...   103,919        23,934          13,308             --         141,161
  Materials, supplies, and
     services....................    23,956           893             429             --          25,278
  Equipment and facility
     rental......................     5,565         3,643           4,321             --          13,529
  Depreciation and
     amortization................     6,176         2,063             873             --           9,112
  Other miscellaneous expenses...     6,934         4,622           8,607             --          20,163
  G&A allocated expenses.........        --            --              --             --              --
                                   --------       -------         -------        -------        --------
  Operating expenses.............   146,550        35,155          27,538             --         209,243
                                   --------       -------         -------        -------        --------
Operating income (loss)..........      (780)        4,035           4,372             --           7,627
Interest income (expense)........    (9,766)          234            (418)            --          (9,950)
Other income (expense)...........      (337)           --              --             --            (337)
Equity in earnings of
  subsidiaries...................     8,223            --              --         (8,223)             --
                                   --------       -------         -------        -------        --------
Income (loss) before income
  taxes..........................    (2,660)        4,269           3,954         (8,223)         (2,660)
Provision (benefit) for income
  taxes..........................      (660)        1,660           1,564         (3,224)           (660)
                                   --------       -------         -------        -------        --------
Income (loss) from continuing
  operations.....................    (2,000)        2,609           2,390         (4,999)         (2,000)
Extraordinary loss on early
  extinguishment of debt.........    (1,197)           --              --             --          (1,197)
                                   --------       -------         -------        -------        --------
Net income (loss)................  $ (3,197)      $ 2,609         $ 2,390        $(4,999)       $ (3,197)
                                   ========       =======         =======        =======        ========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED DECEMBER 31, 1999

                                                      GUARANTOR     NON-GUARANTOR
                                                       COMBINED       COMBINED
                                                       DOMESTIC        FOREIGN
                                         WORLDWIDE   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         ---------   ------------   -------------   ------------   ------------
Cash provided by (used in) operating
  activities...........................  $ (1,852)     $ (3,743)       $2,090           $--         $  (3,505)
Cash used in investing activities......   (75,063)      (82,148)          189            --          (157,022)
Cash provided by (used in) financing...   164,104        (1,140)         (662)           --           162,302
                                         --------      --------        ------           ---         ---------
Change in cash.........................  $ 87,189      $(87,031)       $1,617            --         $   1,775
                                         ========      ========        ======           ===         =========

                        WORLDWIDE FLIGHT SERVICES, INC.
                      (FORMERLY AMR SERVICES CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               DECEMBER 31, 2000

                                                     GUARANTOR     NON-GUARANTOR
                                                      COMBINED       COMBINED
                                                      DOMESTIC        FOREIGN
                                        WORLDWIDE   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                        ---------   ------------   -------------   ------------   ------------
Current assets:
  Accounts receivable, net............  $ 51,229      $ 2,905         $ 9,988        $     --       $ 64,122
  Other current assets................     9,569          526           6,295              --         16,390
                                        --------      -------         -------        --------       --------
          Total current assets........    60,798        3,431          16,283              --         80,512
Non-current assets
Equipment and property, net...........    32,587          262           7,857              --         40,706
Intercompany receivable...............    28,698           --              --         (28,698)            --
Investment in affiliates..............    10,971           --              --         (10,971)            --
Intangible assets including goodwill,
  net.................................   100,943        7,258           3,453              --        111,654
Other long-term assets................     9,305          127             998              --         10,430
                                        --------      -------         -------        --------       --------
          Total non-current assets....   182,504        7,647          12,308         (39,669)       162,790
                                        --------      -------         -------        --------       --------
          Total assets................  $243,302      $11,078         $28,591        $(39,669)      $243,302
                                        ========      =======         =======        ========       ========
Current Liabilities:
  Accounts payable....................  $ 19,592      $   213         $ 5,780        $     --       $ 25,585
  Intercompany payables...............    13,222         (561)         16,037         (28,698)            --
  Other accrued liabilities...........    27,499        1,512           5,597              --         34,608
                                        --------      -------         -------        --------       --------
          Total current liabilities...    60,313        1,164          27,414         (28,698)        60,193
Non-current liabilities
Long-term debt........................   150,420          120              --              --        150,540
Other non-current liabilities.........     8,772           --              --              --          8,772
                                        --------      -------         -------        --------       --------
          Total non-current
            liabilities...............   159,192          120              --              --        159,312
          Total stockholder's
            equity....................    23,797        9,794           1,177         (10,971)        23,797
                                        --------      -------         -------        --------       --------
          Total liabilities and
            stockholder's equity......  $243,302      $11,078         $28,591        $(39,669)      $243,302
                                        ========      =======         =======        ========       ========

                        WORLDWIDE FLIGHT SERVICES, INC.
                      (FORMERLY AMR SERVICES CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2000

                                                      GUARANTOR     NON-GUARANTOR
                                                       COMBINED       COMBINED
                                                       DOMESTIC        FOREIGN
                                         WORLDWIDE   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         ---------   ------------   -------------   ------------   ------------
Revenues...............................  $290,536      $10,362         $41,619        $    --        $342,517
Expenses:
  Salaries, wages and benefits.........   200,358        5,603          19,509             --         225,470
  Materials, supplies, and services....    37,525          155             740             --          38,420
  Equipment and facility rental........    15,080          342           5,837             --          21,259
  Depreciation and amortization........    16,921           78           1,013             --          18,012
  Other miscellaneous expenses.........    17,395        2,916           8,779             --          29,090
  Restructuring charges................     5,421           --              --             --           5,421
                                         --------      -------         -------        -------        --------
  Operating expenses...................   292,700        9,094          35,878             --         337,672
                                         --------      -------         -------        -------        --------
Operating income.......................    (2,164)       1,268           5,741             --           4,845
Interest expense.......................   (21,122)          --            (138)            --         (21,260)
Other income (expense).................        91            1            (151)            --             (59)
Equity in earnings of subsidiaries.....     6,721           --              --         (6,721)             --
                                         --------      -------         -------        -------        --------
Income (loss) before income taxes......   (16,474)       1,269           5,452         (6,721)        (16,474)
Provision (benefit) for income taxes...    (5,054)         494           1,166         (1,660)         (5,054)
                                         --------      -------         -------        -------        --------
Net income (loss)......................  $(11,420)     $   775         $ 4,286        $(5,061)       $(11,420)
                                         ========      =======         =======        =======        ========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000

                                                 GUARANTOR     NON-GUARANTOR
                                                  COMBINED       COMBINED
                                                  DOMESTIC        FOREIGN
                                    WORLDWIDE   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    ---------   ------------   -------------   ------------   ------------
Net cash provided by (used in)
  operating activities............   $17,407      $(11,934)        $(200)          $ --         $  5,273
Investing Activities:
  Capital expenditures............    (8,863)         (194)           --             --           (9,057)
  Acquisitions, net of cash.......    (9,498)         (141)           --             --           (9,639)
                                     -------      --------         -----           ----         --------
     Net cash used by investing
       activities.................   (18,361)         (335)           --             --          (18,696)
Financing Activities:
  Borrowing on revolver, net......    12,914            --            --             --           12,914
  Equity contribution by parent
     and officers.................     1,946            --            --             --            1,946
  Other...........................    (1,783)           --            --             --           (1,783)
  Intercompany borrowings.........    (8,497)        9,175          (678)            --               --
                                     -------      --------         -----           ----         --------
     Net cash provided by (used
       in) financial activities...     4,580         9,175          (678)            --           13,077
                                     -------      --------         -----           ----         --------
Change in cash....................   $ 3,626      $ (3,094)        $(878)          $ --         $   (346)
                                     =======      ========         =====           ====         ========

                        WORLDWIDE FLIGHT SERVICES, INC.
                      (FORMERLY AMR SERVICES CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14. STOCK-BASED COMPENSATION PLAN

     The Parent has a stock option plan that provides granting of stock options for up to 100,000 shares of common stock to officers and key employees of the Company. The objective of the stock option plan is to attract and retain the best personnel, providing for additional performance incentives, while promoting the success of the Company. The plan provides for vesting of options based on the future operating performance of the Company with any unvested options being forfeited at the end of the performance period if certain performance targets are not met. The Company has recognized expense based on the intrinsic value method of the options expected to vest. Expense has been recognized based on the intrinsic value method due to the fact that the number of stock options that will ultimately vest is not fixed and determinable. No compensation expense has been recognized for the year ended December 31, 2000. At December 31, 2000, 94,500 shares were outstanding under the plan.

                                                              SHARES    PRICE
                                                              -------   -----
Options outstanding as of March 31, 1999....................       --      --
Granted.....................................................   64,500   $3.25
Options outstanding as of December 31, 1999.................   64,500    3.25
Granted.....................................................   69,000    3.25
Cancelled...................................................  (39,000)   3.25
Exercised...................................................       --      --
                                                              -------   -----
Options outstanding as of December 31, 2000.................   94,500   $3.25
                                                              =======   =====

As of December 31, 2000, 14,300 options were vested, of which 7,150 options were exercisable. No compensation expense was recognized for the year ended December 31, 2000, as the exercise price was in excess of the fair market value of the common stock.

15. SUBSEQUENT EVENTS

     In February 2001, an affiliate of Castle Harlan, Inc. repurchased $10.0 million face value of Worldwide's 12.25% notes due August 2007. These notes are still reflected as outstanding on the balance sheet and interest expense is still being accrued and paid by Worldwide.

     In February 2001, the Company purchased a series of average rate Euro currency options. Under this agreement the Company has the right, but not the obligation, to sell 6.1 million euros and buy 5.8 million U.S. dollars at the strike price. The purpose of this purchase is to hedge the currency translation risk associated with the Company's European operations, as those operations generate net Euro revenues.

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        PREDECESSOR            WORLDWIDE
                                                        -----------   ---------------------------
                                                           FIRST      SECOND     THIRD    FOURTH
                                                          QUARTER     QUARTER   QUARTER   QUARTER
                                                        -----------   -------   -------   -------
Year Ended December 31, 1999
  Total operating revenues............................    $61,475     $59,877   $71,702   $85,291
  Operating income....................................      1,731       2,952     3,105     1,570
  Income (loss)from continuing operations before
     extraordinary (loss).............................        975         539      (294)   (2,245)
  Net income (loss)...................................        765         539    (1,491)   (2,245)

                        WORLDWIDE FLIGHT SERVICES, INC.
                      (FORMERLY AMR SERVICES CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                        WORLDWIDE
                                                        -----------------------------------------
Year Ended December 31, 2000
  Total operating revenues............................    $85,195     $85,831   $86,288   $85,203
  Restructuring charge................................         --       7,673        --    (2,252)
  Operating income....................................      1,143      (4,702)    3,342     5,062
  Net income (loss)...................................     (3,225)     (8,968)   (1,939)    2,712

                                 EXHIBITS INDEX

                                 ITEM 14.(a)(3)

EXHIBIT
NUMBER                            DESCRIPTION AND INCORPORATION BY REFERENCE
- -------                           ------------------------------------------
                         Plan of Reorganization
          2.1            -- Stock Purchase Agreement, dated as of March 31, 2000, by and between Oxford Electronics Acquisition Corp. and
                            Anthony P. Dalia (Exhibit 2.1 of Form 8-K dated March 31,
                            2000, File No. 333-88593)
          2.2            -- Agreement and Plan of Merger, dated as of March 31, 2000, by and between Oxford Electronics Acquisition Corp. and
                            Oxford Electronics, Inc. (Exhibit 2.2 of Form 8-K dated
                            March 31, 2000, File No. 333-88593)
          2.3            -- Certificate of Ownership and Merger, merging Worldwide
                            Flight Finance Company, Miami International Cargo
                            Facilities & Services, Inc., Miami Aircraft Support, Inc.
                            and Aerolink International, Inc. into Worldwide Flights
                            Services, Inc., effective December 31, 2000, filed with
                            the Secretary of the State of Delaware (Filed herewith)
          2.4            -- Articles of Merger merging Aerolink International, Inc.
                            into Worldwide Flight Services, Inc., effective December
                            31, 2000, filed with the Pennsylvania Department of State
                            (Filed herewith)
          2.5            -- Articles of Merger merging Aerolink Management, Inc. and
                            Aerolink Maintenance, Inc. into Aerolink International,
                            Inc., effective December 31, 2000, filed with the
                            Pennsylvania Department of State (Filed herewith)
          2.6            -- Articles of Merger merging Miami Aircraft Support, Inc.
                            and Miami International Airport Cargo Facilities &
                            Services, Inc. into Worldwide Flight Services, Inc.,
                            effective December 31, 2000, filed with the Secretary of
                            the State of Florida (Filed herewith)
          2.7            -- Articles of Dissolution of International Enterprises
                            Group, Inc. effective September 12, 2000, filed with the
                            Secretary of the State of Florida (Filed herewith)
                         Articles of Incorporation and Bylaws
          3.1            -- Certificate of Incorporation of Worldwide Flight
                            Services, Inc. with all amendments (formerly known as AMR
                            Services Corporation and AMR Airline Services
                            Corporation) (Exhibit 3.1 of Form S-4 filed October 7,
                            1999, File No. 333-88593)
          3.2            -- Amended and Restated By-Laws of Worldwide Flight
                            Services, Inc. (formerly known as AMR Services
                            Corporation and AMR Airline Services Corporation)
                            (Exhibit 3.2 of Form S-4 filed October 7, 1999, File No.
                            333-88593)
          3.3            -- Certificate of Incorporation of Worldwide Flight Security
                            Service Corporation with all amendments (formerly known
                            as AMR Services Security Service Corporation) (Exhibit
                            3.5 of Form S-4 filed October 7, 1999, File No.
                            333-88593)
          3.4            -- By-Laws of Worldwide Flight Security Service Corporation
                            (formerly known as AMR Services Security Service
                            Corporation) (Exhibit 3.6 of Form S-4 filed October 7,
                            1999, File No. 333-88593)
                         Instruments Defining Rights of Security Holders
          4.1            -- Indenture, dated as of August 12, 1999, among Worldwide
                            Flight Services, Inc., The Bank of New York as Trustee
                            and Guarantors (Exhibit 4.1 of Form S-4 filed October 7,
                            1999, File No. 333-88593)

EXHIBIT
NUMBER                            DESCRIPTION AND INCORPORATION BY REFERENCE
- -------                           ------------------------------------------
          4.2            -- Form of 12 1/4 Senior Note due 2007, Series B (Exhibit
                            4.2 of Form S-4 filed October 7, 1999, File No.
                            333-88593)
          4.3            -- A/B Exchange Registration Rights Agreement, dated August
                            12, 1999, by and among Worldwide Flight Services, Inc.,
                            Guarantors and Initial Purchasers (Exhibit 4.3 of Form
                            S-4 filed October 7, 1999, File No. 333-88593)
          4.4            -- Form of Senior Guarantee (Exhibit 4.4 of Form S-4 filed
                            October 7, 1999, File No. 333-88593)
          4.5            -- Supplemental Indenture, dated as of September 7, 1999, by and among Worldwide Flight Services, Inc., The Bank of
                            New York, as Trustee and Guarantors (Exhibit 4.5 of
                            Amendment No. 3 to Form S-4 filed on January 26, 2000,
                            File No. 333-88953)
                         Voting Trust Agreement
          9.1            -- Form of Voting Trust Agreement, among WFS Holdings, Inc.,
                            Stockholders and Leonard M. Harlan (Exhibit 9.1 of Form
                            S-4 filed October 7, 1999, File No. 333-88593)
                         Material Contracts
         10.1            -- Purchase Agreement, dated August 5, 1999 by and among the
                            Registrant, WFS Holdings, Inc., the initial Guarantors
                            and the Initial Purchasers (Exhibit 10.1 of Form S-4
                            filed October 7, 1999, File No. 333-88593)
         10.2            -- Stock Purchase Agreement, dated May 28, 1999, among Miami
                            Aircraft Support, Worldwide Holding Corporation, Anthony
                            Romeo and Charles Micale (Exhibit 10.2 of Form S-4 filed
                            October 7, 1999, File No. 333-88593)
         10.3            -- Amended and Restated Stock Purchase Agreement dated as of
                            December 23, 1998 among MR Services Acquisition
                            Corporation, AMR Services Holding Corporation and AMR
                            Corporation (Exhibit 10.14 of Amendment No. 1 to Form S-4
                            filed November 24, 1999, File No. 333-88953)
         10.4*           -- Executive Employment Agreement, dated July 1, 2000,
                            between Worldwide Flight Services, Inc. and Peter A.
                            Pappas (Filed herewith)
         10.5*           -- Executive Employment agreement dated May 17, 2000 between
                            Worldwide Flight Services, Inc. and David F. Chavenson
                            (Exhibit 10.1 of Form 10-Q for quarter ended June 30,
                            2000, File No. 333-88593)
         10.6*           -- Executive Employment agreement dated June 1, 2000 between
                            Worldwide Flight Services, Inc. and Bradley G. Stanius
                            (Exhibit 10.2 of Form 10-Q for quarter ended June 30,
                            2000, File No. 333-88593)
         10.7*           -- Employment Agreement, dated December 7, 1998, between
                            Worldwide Flight Services, Inc. (formerly known as AMR
                            Services Corporation) and Olivier Bijaoui (Exhibit 10.7
                            of Form S-4 filed October 7, 1999, File No. 333-88593)
         10.8*           -- Employment Agreement, dated December 2, 1999, between
                            Worldwide Flight Services, Inc. and H. Douglas Pinckney
                            (Exhibit 10.8 of Form 10-K for year ended December 31,
                            1999, File No. 333-88593)
         10.9*           -- WFS Holdings, Inc. 1999 Stock Option Plan (Exhibit 10.3
                            of Form S-4 filed October 7, 1999, File No. 333-88593)
         10.10           -- Credit Agreement dated as of August 12, 1999, among WFS
                            Holdings, Inc., Worldwide Flight Services, Inc., the
                            Lenders party thereto, The Chase Manhattan Bank, as
                            Administrative Agent, and DLJ Capital Funding, Inc., as
                            Syndication Agent (Exhibit 10.9 of Form S-4 filed October
                            7, 1999, File No. 333-88593)

EXHIBIT
NUMBER                            DESCRIPTION AND INCORPORATION BY REFERENCE
- -------                           ------------------------------------------
         10.10(a)        -- Amendment and Waiver No. 1, dated as of March 24, 2000, to the Credit Agreement, dated August 12, 1999, among WFS
                            Holdings, Inc., Worldwide Flight, Services, Inc., the
                            Lenders listed therein and The Chase Manhattan Bank as
                            administrative agent (Exhibit 10.1 of Form 10-Q for
                            quarter ended March 31, 2000, File No. 333-88593)
         10.10(b)        -- Amendment #2 dated as of August 14, 2000, to the Credit
                            Agreement dated as of August 12, 1999 (as amended,
                            supplemented or otherwise modified from time to time, the
                            "Credit Agreement"). Among WFS HOLDINGS, INC., a Delaware
                            corporation ("Holdings"), WORLDWIDE FLIGHT SERVICES,
                            INC., a Delaware corporation (the "Borrower"), the
                            lenders party thereto (the "Lenders") and THE CHASE
                            MANHATTAN BANK, a New York banking corporation, as
                            administrative agent for the Lenders (in such capacity,
                            the "Administrative Agent") (Exhibit 10.3 of Form 10-Q
                            for quarter ended June 30, 2000, File No. 333-88593)
         10.11           -- Security Agreement dated as of August 12, 1999, among
                            Worldwide Flight Services, Inc., each subsidiary of WFS
                            Holdings, Inc. listed on Schedule I thereto and The Chase
                            Manhattan Bank, a New York banking corporation, as
                            administrative agent for the Secured Parties (Exhibit
                            10.10 of Form S-4 filed October 7, 1999, File No.
                            333-88593)
         10.12           -- Indemnity, Subrogation and Contribution Agreement dated as of August 12, 1999, among Worldwide Flight Services,
                            Inc., each subsidiary of WFS Holdings, Inc. listed on
                            Schedule I thereto and The Chase Manhattan Bank, a New
                            York banking corporation, as administrative agent for the
                            Secured Parties (Exhibit 10.11 of Form S-4 filed October
                            7, 1999, File No. 333-88593)
         10.13           -- Guarantee Agreement dated as of August 12, 1999, among
                            WFS Holdings, Inc., each subsidiary of our parent listed
                            on Schedule I thereto and The Chase Manhattan Bank, a New
                            York banking corporation, as administrative agent for the
                            Secured Parties (Exhibit 10.12 of Form S-4 filed October
                            7, 1999, File No. 333-88593)
         10.14           -- Pledge Agreement dated as of August 12, 1999, among
                            Worldwide Flight Services, Inc., WFS Holdings, Inc., each
                            subsidiary of WFS Holdings, Inc. listed on Schedule I
                            thereto and The Chase Manhattan Bank, a New York banking
                            corporation, as administrative agent for the Secured
                            Parties (Exhibit 10.13 of Form S-4 filed October 7, 1999,
                            File No. 333-88593)
                         Other Exhibits, as indicated
         12.1            -- Statement regarding Computation of Ratio of Earnings to
                            Fixed Charges of Worldwide Flight Services, Inc. (Filed
                            herewith)
         21              -- Subsidiaries of Worldwide Flight Services, Inc. (Filed
                            herewith)

- ---------------

   * This exhibit constitutes a "management contract or compensatory plan, contract or arrangement."