Form 10-Q
period 2001-03-31
WORLDWIDE FLIGHT SERVICES INC; WORLDWIDE FLIGHT SECURITY SERVICE CORP; OXFORD ELECTRONICS INC
filed 2001-05-21
CIK 1095855, 1096002, 1137445

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                        Commission File Number 333- 88593

                         WORLDWIDE FLIGHT SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                       75-1932711
----------------------------------------          ------------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    Incorporation or organization)                       Identification No.)

1001 West Euless Boulevard
Suite 320
Euless, Texas                                                 76040
----------------------------------------          ------------------------------
(Address of principal executive offices)                    (Zip Code)

                                 (817) 665-3200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X . No.   .
                                      ---     ---

The number of shares of the registrant's common stock outstanding as of May 1, 2001 was 1,000 shares. There is no public trading market for the shares of the registrant's common stock.

                                 CO-REGISTRANTS



                                                          STATE OR OTHER           PRIMARY STANDARD
                                                          JURISDICTION OF             INDUSTRIAL
EXACT NAME OF CO-REGISTRANT AS                           INCORPORATION OR         CLASSIFICATION CODE           I.R.S. EMPLOYER
SPECIFIED IN ITS CHARTER                                   ORGANIZATION                 NUMBER               IDENTIFICATION NUMBER


Worldwide Flight Security Service Corporation                Delaware                    4581                     75-2276559
Oxford Electronics, Inc.                                     Delaware                    4581                     11-2407710

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

     Worldwide Flight Finance Company
     Miami International Airport Cargo Facilities & Service, Inc.
     Miami Aircraft Support, Inc.
     Aerolink International, Inc.
     Aerolink Maintenance, Inc.
     Aerolink Management, Inc.
     Aerolink International, L.P.

    International Enterprises, Group, Inc. was liquidated effective December 4, 2000.

    Oxford Electronics, Inc. was acquired on April 5, 2000 and is a wholly owned subsidiary of Worldwide Flight Services, Inc.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


This quarterly report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. The words "believe," "estimate," "anticipate," "project," "intend," "expect," and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve some risks and uncertainties. In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur. Factors that may cause actual results or events to differ materially from those contemplated by the forward-looking statements include, among other things, the following possibilities:

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

                                      INDEX
                         WORLDWIDE FLIGHT SERVICES, INC.



PART I.  FINANCIAL INFORMATION

       Item 1       Financial Statements (Unaudited)

                    Consolidated Balance Sheets as of
                     March 31, 2001 and December 31, 2000
                    Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000

                    Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000

                    Notes to Consolidated Financial Statements
       Item 2
                    Management's Discussion and Analysis of Financial Condition and Results of Operations

       Item 3       Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

       Item 1       Legal Proceedings

       Item 6       Exhibits and Reports on Form 8-K

SIGNATURES

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                         WORLDWIDE FLIGHT SERVICES, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)



                                                                   March 31,     December 31,
                                                                     2001            2000
                                                                 ------------    ------------

                                  ASSETS
Current Assets:
     Cash and cash equivalents                                   $      2,297    $      1,429
     Restricted cash equivalents                                          750             750
     Accounts receivable, less allowance for doubtful accounts         68,065          64,122
     Deferred income taxes                                              5,333           5,333
     Prepaid and other current assets                                   6,658           6,809
                                                                 ------------    ------------
         Total current assets                                          83,103          78,443

Equipment and property:
     Equipment and property, at cost                                   60,464          55,814
     Less accumulated depreciation                                    (14,881)        (13,039)
                                                                 ------------    ------------
                                                                       45,583          42,775

Intangible assets including goodwill, net                             112,476         111,654
Other long-term assets                                                 11,042          10,430
                                                                 ------------    ------------
         Total assets                                            $    252,204    $    243,302
                                                                 ============    ============

               LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
    Accounts payable                                             $     33,009    $     25,585
    Accrued salaries, wages and benefits                                9,774          10,397
    Other accrued liabilities                                          14,946          22,832
    Current portion of long-term debt                                  37,854           1,379
                                                                 ------------    ------------
          Total current liabilities                                    95,583          60,193

Deferred income taxes                                                   8,711           8,772
Long-term debt, less current portion                                  128,779         150,540
Stockholder's equity:
    Common stock                                                           --              --
    Additional paid-in capital                                         40,864          40,864
    Retained deficit                                                  (19,599)        (14,617)
    Accumulated other comprehensive loss                               (2,134)         (2,450)
                                                                 ------------    ------------
          Total stockholder's equity                                   19,131          23,797
                                                                 ------------    ------------

          Total liabilities and stockholder's equity             $    252,204    $    243,302
                                                                 ============    ============



                             See accompanying notes.

                         WORLDWIDE FLIGHT SERVICES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)



                                           Three months ended March 31,
                                               2001            2000
                                           ------------    ------------



Revenues                                   $     92,353    $     85,195

Expenses:
        Salaries, wages and benefits             60,934          57,466
        Materials, supplies and services         15,015          11,758
        Equipment and facilities rental           6,415           4,948
        Depreciation and amortization             4,755           3,921
        Other miscellaneous expenses              5,360           5,959
                                           ------------    ------------
        Total operating expenses                 92,479          84,052

Operating income (loss)                            (126)          1,143
Interest expense                                  5,330           4,884
Other expense, net                                  (56)            (12)
                                           ------------    ------------
Loss before income taxes                         (5,512)         (3,753)

(Provision) benefit for income taxes                530             528
                                           ------------    ------------

Net loss                                   $     (4,982)   $     (3,225)
                                           ============    ============


                             See accompanying notes.

                         WORLDWIDE FLIGHT SERVICES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)



                                                       Three months ended March 31,
                                                          2001             2000
                                                       ------------    ------------

OPERATING ACTIVITIES:
Net loss                                               $     (4,982)   $     (3,225)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
  Depreciation and amortization                               4,755           3,921
  Deferred income taxes                                         (61)         (1,157)
Change in assets and liabilities:
   Accounts receivable                                       (3,943)         17,285
   Other, net                                                  (719)         (1,248)
   Accounts payable and accrued liabilities                  (3,062)         (6,020)
                                                       ------------    ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (8,012)          9,556


INVESTING ACTIVITIES:
   Capital expenditures                                      (6,039)         (2,439)
   Acquisitions, net of cash                                   (234)             --
   Other                                                        123              --
                                                       ------------    ------------

NET CASH USED BY INVESTING ACTIVITIES                        (6,150)         (2,439)

FINANCING ACTIVITIES:
   Borrowings (Payments) on revolver, net                    15,000          (4,768)
   Equity contribution by parent                                 --           1,796
   Other                                                         30              --
                                                       ------------    ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          15,030          (2,972)
                                                       ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            868           4,145

Cash and cash equivalents at beginning of period              2,179           1,775
                                                       ------------    ------------

Cash and cash equivalents at end of period             $      3,047    $      5,920
                                                       ============    ============




                             See accompanying notes.

                         WORLDWIDE FLIGHT SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001



1.  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of seasonal and other factors, operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The accompanying consolidated interim financial statements include the accounts of Worldwide together with its subsidiaries. The Company reports financial information and evaluates its operations by locations and not by its four service categories. As a result, the Company has determined that it operates under one reportable segment.

Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation.

Comprehensive income (loss) - The following table presents the components of total comprehensive income (loss), net of tax, for the three-month periods ended March 31, 2001 and March 31, 2000 (in thousands).


                                               2001            2000
                                           ------------    ------------

Net loss                                   $     (4,982)   $     (3,225)
Foreign currency translation gain (loss)            316          (2,700)
                                           ------------    ------------
  Total comprehensive income (loss)        $     (4,666)   $     (5,925)
                                           ============    ============

Common stock - As of March 31, 2001 and December 31, 2000, the Company had 1,000 shares of common stock, $.01 par value, authorized and outstanding.

Acquisition - On April 5, 2000 Worldwide acquired the stock of Oxford Electronics, Inc., a provider of airport technical services, for a purchase price of approximately $9.6 million plus transaction costs. In February and March 2001, the Company made an additional payment of $0.2 million and an additional accrual of $2.6 million as a result of an earn-out provision in the Oxford purchase agreement. The $2.6 million obligation was paid in April 2001. The operations of Oxford are included in the operations of Worldwide since its date of acquisition.

2.  Commitments and contingencies

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

On April 20, 2000, the NTSB issued a press release regarding the February 16, 2000 crash of Emery Worldwide Airlines Flight 17. The press release, while not a final determination, indicated that the crash was likely caused by mechanical failure.

During 2000, the Miami International Airport challenged the Company's calculation of port fees due for operations in that airport and submitted an invoice of approximately $750,000 for the audit period of November 1996 - October 1999. The Company has disputed this invoice. The Company believes that it has properly calculated port fees due and intends to contest this invoice vigorously.

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

3.  Debt

As of March 31, 2001, the Company's long-term debt consisted primarily of $127.3 million of 12 1/4 % Senior Notes due August 2007, less discount of $2.7 million. The Company's obligation under the 12 1/4 % Senior Notes is unconditionally guaranteed on a joint and several basis by its domestic subsidiaries.

The Company maintains a senior secured credit facility with a group of lenders that provides up to $75.0 million for purposes of funding working capital requirements and future acquisitions. As of March 31, 2001, the Company had drawn $36.5 million under the credit facility with an additional $2.8 million allocated to issued letters of credit. Remaining funds available for borrowing under the facility amounted to $10.7 million. At May 18, 2001, the Company had drawn $40.0 million under the credit facility with an additional $2.9 million allocated to issued letters of credit. Future additional availability under the senior secured credit facility may be less than the total remaining commitment amount and will depend on the borrowing base ($50.0 million as of March 31, 2001) and the ability to meet the applicable leverage and coverage ratios and other customary conditions. At March 31, 2001, the Company was not in compliance with one of its financial covenants. The senior secured credit facility has been amended to modify such covenant from March 31, 2001 through June 28, 2001, at which time the covenant reverts to its original threshold. The Company is currently in compliance with such covenant. In accordance with current accounting pronouncements, the Company has reclassified its bank debt as a current liability. This reclassification does not impact the Company's ability to borrow under its facility and it believes that internally-generated funds, borrowings under existing credit facilities and other sources of funds will be adequate to meet working capital and capital expenditure requirements throughout the rest of 2001.

4.  Restructuring charges

In June 2000, Worldwide's management approved a restructuring plan to realign the Company's organization, reduce overhead costs and eliminate excess and duplicative facilities. In light of the plan, Worldwide recorded a restructuring charge of $7.7 million in June 2000. During the fourth quarter of fiscal 2000, the Company reversed approximately $3.3 million of the original restructuring charge and recorded an additional charge of $1.0 million, resulting in a final restructuring charge of $5.4 million. Included in the plan were $1.6 million for reductions of headquarters staff and field employees and $1.0 million for contractual severance payments for four terminated executives. The restructuring consists primarily of two parts: (1) the merging and integration of operations of Worldwide with MAS and Aerolink, and (2) other headquarters cost reduction measures.

The following table summarizes the activity for 2001 related to the restructuring reserves (in thousands):


                                   RESERVE                       RESERVE
                                   BALANCE                       BALANCE
                                 DECEMBER 31,       CASH         MARCH 31,
RESTRUCTURING CHARGE ITEMS           2000         PAYMENTS         2001
--------------------------       ------------   ------------    ------------

Involuntary employee
  severance ..................   $      1,965   $       (164)   $      1,801
Nonemployee contract
  terminations ...............            883           (200)            683
Lease terminations ...........            519            (46)            473
Other exit costs .............            100           (100)             --
                                 ------------   ------------    ------------
  Total ......................   $      3,467   $       (510)   $      2,957
                                 ============   ============    ============


5.       Derivative instruments and hedging activities

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholder's equity (as a component of other comprehensive income), depending on the classification of the derivative. Derivative instruments may be classified as either fair value hedges, cash flow hedges or net investment in a foreign operation hedges.

In February 2001, the Company purchased a series of average rate Euro currency options. Under these agreements the Company has the right, but not the obligation, to sell 6.1 million euros and buy 5.8 million U.S. dollars at the strike price on the date designated in each of the agreements. The purpose of this purchase is to protect against the currency translation risk associated with the Company's European operations, as those operations generate net Euro revenues.

The Company accounts for these currency options at fair value. Cash received from in-the-money options at exercise date is reflected in other income (none at March 31, 2001), while the remaining options are marked-to-market and reflected in other income ($124,000 for the quarter ended March 31, 2001).

The Company also has purchased interest rate caps in order to manage risks related to changes in variable interest rates and to comply with the provisions under the senior secured credit facility. The notional amount of these caps at March 31, 2001 is $43.6 million. The caps are accounted for as a cash flow hedge to the extent that the Company has variable rate debt outstanding. Notional amounts in excess of variable rate debt outstanding are accounted for as an ineffective hedge.

6.  Financial information for related issuers and guarantors

Worldwide and its wholly owned subsidiaries have operations in various countries around the world. Domestic and international operations are either organized as branches or separate corporate subsidiaries. The Senior Notes result in debt securities that are fully and unconditionally guaranteed on a joint and several basis by current domestic subsidiaries, while all foreign subsidiaries do not guarantee the securities. During fiscal 2000, the Company dissolved the majority of its wholly owned domestic subsidiaries. The following tables present the financial positions, results of operations, and cash flows for the three-month periods ended March 31, 2001 and 2000 combined into three categories: 1) the operations of Worldwide, the legal entity, and its international branches, 2) domestic subsidiaries, and 3) foreign subsidiaries (in thousands):

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2001


                                                       GUARANTOR   NON-GUARANTOR
                                                       COMBINED      COMBINED
                                                       DOMESTIC       FOREIGN
                                         WORLDWIDE   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                         ---------   ------------  -------------   ------------    ------------

Current assets:
  Accounts receivable, net ...........   $  55,751   $      2,611   $      9,703   $         --    $     68,065
  Other current assets ...............      12,866            263          1,909             --          15,038
                                         ---------   ------------   ------------   ------------    ------------
          Total current assets .......      68,617          2,874         11,612             --          83,103

Non-current assets
  Equipment and property, net ........      31,806            244         13,533             --          45,583
  Intercompany receivable ............      15,276            882             --        (16,158)             --
  Investment in affiliates ...........      14,336             --             --        (14,336)             --
  Intangible assets including
     goodwill, net ...................      99,110          9,958          3,408             --         112,476
  Other long-term assets .............      10,684            134            224             --          11,042
                                         ---------   ------------   ------------   ------------    ------------
          Total non-current
            assets ...................     171,212         11,218         17,165        (30,494)        169,101
                                         ---------   ------------   ------------   ------------    ------------
          Total assets ...............   $ 239,829   $     14,092   $     28,777   $    (30,494)   $    252,204
                                         =========   ============   ============   ============    ============
Current liabilities:
  Accounts payable ...................   $  27,138   $        290   $      5,581   $         --    $     33,009
  Intercompany payables ..............          --             --         16,158        (16,158)             --
  Other accrued liabilities ..........      56,176          1,280          5,118             --          62,574
                                         ---------   ------------   ------------   ------------    ------------
          Total current
            liabilities ..............      83,314          1,570         26,857        (16,158)         95,583
Non-current liabilities
  Long-term debt .....................     128,673            106             --             --         128,779
  Other non-current
    liabilities ......................       8,711             --             --             --           8,711
                                         ---------   ------------   ------------   ------------    ------------

          Total non-current
            liabilities ..............     137,384            106             --             --         137,490
          Total stockholder's
            equity ...................      19,131         12,416          1,920        (14,336)         19,131
                                         ---------   ------------   ------------   ------------    ------------
          Total liabilities and
            stockholder's
            equity ...................   $ 239,829   $     14,092   $     28,777   $    (30,494)   $    252,204
                                         =========   ============   ============   ============    ============



                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2001


                                                                       GUARANTOR     NON-GUARANTOR
                                                                        COMBINED       COMBINED
                                                                        DOMESTIC       FOREIGN
                                         WORLDWIDE    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                         ---------    ------------    ------------   -------------    ------------

Revenues .............................   $  76,335    $      2,993    $     13,025    $         --    $     92,353
Expenses:
  Salaries, wages and benefits              54,195           1,981           4,758              --          60,934
  Materials, supplies, and
     services ........................      14,824              35             156              --          15,015
  Equipment and facility
     rental ..........................       4,778             119           1,518              --           6,415
  Depreciation and
     Amortization ....................       4,493              18             244              --           4,755
  Other miscellaneous expenses .......        (159)            540           4,979              --           5,360
                                         ---------    ------------    ------------    ------------    ------------
  Operating expenses .................      78,131           2,693          11,655              --          92,479
                                         ---------    ------------    ------------    ------------    ------------
Operating income (loss) ..............      (1,796)            300           1,370              --            (126)
Interest income (expense) ............      (5,321)             --              (9)             --          (5,330)
Other income (expense) ...............         123              (1)           (178)             --             (56)
Equity in earnings of
  subsidiaries .......................       1,482              --              --          (1,482)             --
                                         ---------    ------------    ------------    ------------    ------------
Income (loss) before income
  taxes ..............................      (5,512)            299           1,183          (1,482)         (5,512)
Provision (benefit) for income
  taxes ..............................        (530)            116             340            (456)           (530)
                                         ---------    ------------    ------------    ------------    ------------
Net income (loss) ....................   $  (4,982)   $        183    $        843    $     (1,026)   $     (4,982)
                                         =========    ============    ============    ============    ============

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2001





                                                      GUARANTOR     NON-GUARANTOR
                                                       COMBINED      COMBINED
                                                       DOMESTIC       FOREIGN
                                        WORLDWIDE    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                        ---------    ------------   -------------    ------------    ------------

Cash provided by (used in)
   operating activities .............   $ (11,015)   $        821    $      2,182    $         --    $     (8,012)
Cash used in investing
   activities .......................      (2,960)           (261)         (2,929)             --          (6,150)
Cash provided by (used in)
   financing activities .............      15,244            (335)            121              --          15,030
                                        ---------    ------------    ------------    ------------    ------------
Change in cash ......................   $   1,269    $        225    $       (626)   $         --    $        868
                                        =========    ============    ============    ============    ============


                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2000



                                                      GUARANTOR     NON-GUARANTOR
                                                       COMBINED      COMBINED
                                                       DOMESTIC       FOREIGN
                                        WORLDWIDE    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                        ---------    ------------   -------------    ------------    ------------

Current assets:
  Accounts receivable, net ..........   $  51,229    $      2,905    $      9,988    $         --    $     64,122
  Other current assets ..............       7,500             526           6,295              --          14,321
                                        ---------    ------------    ------------    ------------    ------------
          Total current assets ......      58,729           3,431          16,283              --          78,443
Non-current assets
Equipment and property, net .........      34,656             262           7,857              --          42,775
Intercompany receivable .............      28,698              --              --         (28,698)             --
Investment in affiliates ............      10,971              --              --         (10,971)             --
Intangible assets including goodwill,
  net ...............................     100,943           7,258           3,453              --         111,654
Other long-term assets ..............       9,305             127             998              --          10,430
                                        ---------    ------------    ------------    ------------    ------------
          Total non-current assets ..     184,573           7,647          12,308         (39,669)        164,859
                                        ---------    ------------    ------------    ------------    ------------
          Total assets ..............   $ 243,302    $     11,078    $     28,591    $    (39,669)   $    243,302
                                        =========    ============    ============    ============    ============
Current Liabilities:
  Accounts payable ..................   $  19,592    $        213    $      5,780    $         --    $     25,585
  Intercompany payables .............      13,222            (561)         16,037         (28,698)             --
  Other accrued liabilities .........      27,499           1,512           5,597              --          34,608
                                        ---------    ------------    ------------    ------------    ------------
          Total current
            liabilities .............      60,313           1,164          27,414         (28,698)         60,193
Non-current liabilities
Long-term debt ......................     150,420             120              --              --         150,540
Other non-current liabilities .......       8,772              --              --              --           8,772
                                        ---------    ------------    ------------    ------------    ------------
          Total non-current
            liabilities .............     159,192             120              --              --         159,312
          Total stockholder's
            equity ..................      23,797           9,794           1,177         (10,971)         23,797
                                        ---------    ------------    ------------    ------------    ------------
          Total liabilities and
            stockholder's equity ....   $ 243,302    $     11,078    $     28,591    $    (39,669)   $    243,302
                                        =========    ============    ============    ============    ============

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2000



                                                         GUARANTOR     NON-GUARANTOR
                                                         COMBINED       COMBINED
                                                          DOMESTIC       FOREIGN
                                           WORLDWIDE    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                           ---------    ------------   -------------    ------------    ------------

Revenues ...............................   $  51,563    $     22,805    $     10,827    $         --    $     85,195
Expenses:
  Salaries, wages and benefits .........      38,149          14,186           5,131              --          57,466
  Materials, supplies, and services.....      11,022             551             185              --          11,758

  Equipment and facility rental ........       1,859           1,708           1,381              --           4,948
  Depreciation and amortization ........       2,220           1,462             239              --           3,921
  Other miscellaneous expenses .........         579           2,610           2,770              --           5,959
                                           ---------    ------------    ------------    ------------    ------------
  Operating expenses ...................      53,829          20,517           9,706              --          84,052
                                           ---------    ------------    ------------    ------------    ------------
Operating income (loss) ................      (2,266)          2,288           1,121              --           1,143
Interest income (expense) ..............      (4,856)            102            (130)             --          (4,884)
Other income (expense) .................         188              --            (200)             --             (12)
Equity in earnings of subsidiaries .....       3,181              --              --          (3,181)             --
                                           ---------    ------------    ------------    ------------    ------------
Income (loss) before income taxes ......      (3,753)          2,390             791          (3,181)         (3,753)
Provision (benefit) for income taxes....        (528)            930             482          (1,412)           (528)
                                           ---------    ------------    ------------    ------------    ------------
Net income (loss) ......................   $  (3,225)   $      1,460    $        309    $     (1,769)   $     (3,225)
                                           =========    ============    ============    ============    ============


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2000



                                                         GUARANTOR     NON-GUARANTOR
                                                         COMBINED       COMBINED
                                                          DOMESTIC       FOREIGN
                                           WORLDWIDE    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                           ---------    ------------   -------------    ------------    ------------
 Cash provided by (used in)
   operating activities ................   $   4,368    $      4,626    $        562    $         --    $      9,556
 Cash provided by (used in)
 investing activities ..................       1,243          (3,682)             --              --          (2,439)
 Cash provided by (used
        in) financing activities .......        (474)           (801)         (1,697)             --          (2,972)
                                           ---------    ------------    ------------    ------------    ------------
 Change in cash ........................   $   5,137    $        143    $     (1,135)   $         --    $      4,145
                                           =========    ============    ============    ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overall Summary

Revenues, operating loss, and net loss for the three-months ended March 31, 2001 were $92.4 million, $0.1 million, and $5.0 million, respectively. Revenue, operating income, and net loss for the three-months ended March 31, 2000 were $85.2 million, $1.1 million, and ($3.2) million, respectively. The results for the quarter ended March 31, 2000 exclude the operations of Oxford Electronics, Inc., which was purchased on April 5, 2000.

Revenues

Total revenues of $92.4 million increased $7.2 million from $85.2 million in the prior year. The acquisition of Oxford in April 2000 accounted for $3.0 million of the increase. The remaining portion of the increase is due to new contracts and price increases on existing contracts, net of lost business.

Salaries, wages and benefits

Salaries, wages and benefits of $60.9 million for the quarter ended March 31, 2001 increased $3.5 million from the first quarter of fiscal 2000. The acquisition of Oxford contributed $1.3 million of this increase. The remaining $2.2 million of the increase is the result of new contracts, net of lost business, along with higher workers' compensation costs.

Materials, supplies and services

Materials, supplies and services of $15.0 million for the quarter ended March 31, 2001 increased $3.2 million from $11.8 million for the first quarter of 2000. The acquisition of Oxford contributed $0.4 million of this increase. The remaining portion of the increase is primarily due to the cost of purchased services associated with the initiation of a cargo contract at London Heathrow airport ($1.8 million), increased fuel costs in the U. S. ($0.3 million) and higher purchases of goods and services in both the U.S. and Europe ($0.7 million).

Equipment and facilities rental

Equipment and facilities rental of $6.4 million for the quarter ended March 31, 2001 increased $1.5 million from $4.9 million in the corresponding period of the prior year. The increase is primarily associated with rental rate increases and new facilities, primarily in cargo operations.

Depreciation and amortization

Depreciation and amortization of $4.8 million for the quarter ended March 31, 2001 increased $0.9 million from $3.9 million in the first quarter of fiscal 2000. Approximately $0.3 million of the increase is due the amortization of intangibles, including goodwill on the acquisitions of AMRS, MAS, Aerolink and Oxford. The remainder reflects higher depreciation expense on existing equipment.

Other miscellaneous expenses

Other miscellaneous expenses of $5.4 million for the quarter ended March 31, 2001 decreased $0.6 million from $6.0 million in the prior year. This decrease is primarily due to lower miscellaneous operating expenses partially offset by higher legal expenses.

Operating loss

As a result of the factors described above, operating loss decreased
$1.3 million to a loss of $0.1 million for the quarter ended March 31, 2001 as compared with the corresponding quarter of 2000. The acquisition of Oxford contributed $1.0 million of operating income (excluding goodwill amortization), which was more than offset by increased expense levels.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents amounted to $3.0 million (including restricted cash) at March 31, 2001, an increase of $0.8 million from $2.2 million at December 31, 2000. Net cash provided by (used in) operating activities for the quarter ended March 31, 2001 decreased to $(8.0) million as compared with $9.6 million for the quarter ended March 31, 2000. The decline in net cash provided by operating activities was due primarily to a lower positive contribution from operations and higher working capital needs, primarily due to increased accounts receivable and decreased accounts payable.

The Company had a net increase in working capital of $5.8 million in the quarter ended March 31, 2001 prior to a reclassification of bank debt ($36.5 million) as a current liability under current accounting pronouncements. (See discussion of the senior secured credit facility.) Accounts receivable increased $3.9 million in the quarter ended March 31, 2001, due to slower collections. However, the Company expects that accounts receivable will decrease in the second quarter due to increased collection efforts as well as the normal seasonality of the business. During the period, accounts payable and other accrued liabilities decreased by $3.8 million due to increased payments to vendors, net of reductions in accrued interest from the semi-annual interest payment on the Senior Notes of $8.1 million on February 15, 2001. The next interest payment on those Senior Notes will be due on August 15, 2001.

Net cash used in investing activities was $6.2 million and $2.4 million for the three-month periods ended March 31, 2001 and March 31, 2000, respectively. Capital spending during the first quarter of 2001 was primarily associated with expansion of European cargo operations and the implementation of new computer systems.

Net cash provided by (used in) financing activities was $15.0 million and $(3.0) million for the three-month periods ended March 31, 2001 and March 31, 2000, respectively. The increase was primarily due to increased borrowings under the senior secured credit facility. At March 31, 2001, the Company had total debt of $166.6 million, comprised primarily of $127.3 million of 12 1/4 % Senior Notes due in 2007 and $36.5 million outstanding under the senior secured credit facility.

The Company maintains a senior secured credit facility with a group of lenders that provides up to $75.0 million for purposes of funding working capital requirements and future acquisitions. As of March 31, 2001, the Company had drawn $36.5 million under the credit facility with an additional $2.8 million allocated to issued letters of credit. Remaining funds available for borrowing under the facility amounted to $10.7 million. At May 18, 2001, the Company had drawn $40.0 million under the credit facility with an additional $2.9 million allocated to issued letters of credit. Future additional availability under the senior secured credit facility may be less than the total remaining commitment amount and will depend on the borrowing base ($50.0 million as of March 31, 2001) and the ability to meet the applicable leverage and coverage ratios and other customary conditions. At March 31, 2001, the Company was not in compliance with one of its financial covenants. The senior secured credit facility has been amended to modify such covenant from March 31, 2001 through June 28, 2001, at which time the covenant reverts to its original threshold. The Company is currently in compliance with such covenant. In accordance with current accounting pronouncements, the Company has reclassified its bank debt as a current liability. This reclassification does not impact the Company's ability to borrow under its facility and it believes that internally-generated funds, borrowings under existing credit facilities and other sources of funds will be adequate to meet working capital and capital expenditure requirements throughout the rest of 2001.

Planned capital expenditures for 2001, excluding possible acquisitions, are approximately $12.3 million, as compared with $9.1 million actual capital expenditures for the prior year.

Recent Accounting Pronouncements

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended. See Note 5 of the accompanying notes to consolidated financial statements for further information.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three-months ended March 31, 2001 does not differ materially from that discussed under Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, except for the purchase of Euro currency options as disclosed in Note 5 of the accompanying notes to consolidated financial statements.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     See Note 2 of Notes to Consolidated Financial Statements herein for a description of legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     A list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Exhibits Index, which immediately precedes such exhibits.

     (b) Reports on Form 8-K

     None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         WORLDWIDE FLIGHT SERVICES, INC.
                                                 (Registrant)


May 21, 2001                                By: /s/ DAVID F. CHAVENSON
                                               ---------------------------------
                                            David F. Chavenson
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (duly authorized signatory)

May 21, 2001                                BY: /s/ BARRY L. STRONG
                                               ---------------------------------
                                            Barry L. Strong
                                            Vice President and Controller
                                            (Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               WORLDWIDE FLIGHT SECURITY SERVICE CORPORATION
                                               (Registrant)


May 21, 2001                                By: /s/ DAVID F. CHAVENSON
                                               ---------------------------------
                                            David F. Chavenson
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (duly authorized signatory)

May 21, 2001                                BY: /s/ BARRY L. STRONG
                                               ---------------------------------
                                            Barry L. Strong
                                            Vice President and Controller
                                            (Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             OXFORD ELECTRONICS, INC.
                                                    (Registrant)


May 21, 2001                                By: /s/ DAVID F. CHAVENSON
                                               ---------------------------------
                                            David F. Chavenson
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (duly authorized signatory)

May 21, 2001                                By: /s/ BARRY L. STRONG
                                               ---------------------------------
                                            Barry L. Strong
                                            Vice President and Controller
                                            (Principal Accounting Officer)

                                 EXHIBITS INDEX
                                    ITEM 6(a)



Exhibit
Number                          Description
-------                         -----------

10.1*           Executive Employment Agreement dated as of April 1, 2001 between
                Worldwide Flight Services, Inc. and Barry L. Strong
                (Filed herewith)

10.2            Waiver and Amendment No. 4 dated as of May 10, 2001 to the
                Credit Agreement dated as of August 12, 1999, as amended among WFS Holdings, Inc., Worldwide Flight Services, Inc., The Chase
                Manhattan Bank and DLJ Capital Funding, Inc. (Filed herewith)


-----------------

*This Exhibit constitutes a "management contract or compensatory plan, contract or arrangement."