Form 10-K
period 2001-12-31
WORLDWIDE FLIGHT SERVICES INC; OXFORD ELECTRONICS INC; WORLDWIDE FLIGHT SECURITY SERVICE CORP
filed 2002-04-08
CIK 1095855, 1137445, 1096002

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

       [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

All 1,000 shares of common stock, par value $.01 per share (Common Stock) of the registrant are held by the parent corporation. No shares of Common Stock are held by non-affiliates.

As of December 31, 2001, the Registrant had outstanding 1,000 shares of voting Common Stock and no shares of non-voting Common Stock.

                       Documents Incorporated by Reference

                                      NONE

                                 CO-REGISTRANTS

                                               STATE OR OTHER        PRIMARY STANDARD
                                              JURISDICTION OF           INDUSTRIAL
 EXACT NAME OF CO-REGISTRANT AS               INCORPORATION OR      CLASSIFICATION CODE        I.R.S. EMPLOYER
    SPECIFIED IN ITS CHARTER                    ORGANIZATION              NUMBER            IDENTIFICATION NUMBER
 ------------------------------               ----------------      -------------------     ---------------------
Worldwide Flight Security Service                 Delaware                 4581                   75-2276559
Corporation.............................

Oxford Electronics,                               Delaware                 4581                   11-2407710
Inc.......................................

Oxford Electronics, Inc. was acquired on April 5, 2000 and is a wholly owned subsidiary of Worldwide Flight Services, Inc.

The Board of Directors of Worldwide Flight Services, Inc. approved and adopted a Plan of Merger effective December 31, 2000, whereby the herein described subsidiary companies and former Co-Registrants were merged into Worldwide Flight Services, Inc. Pursuant to the Plan of Merger, Worldwide Flight Services, Inc. assumed all rights, liabilities, and obligations of subsidiary companies. The subsidiaries and former Co-Registrants that were merged are:

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

                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
Item 1.    Business                                                                                      2
Item 2.    Properties                                                                                    7
Item 3.    Legal Proceedings                                                                             7
Item 4.    Submission of Matters to a Vote of Security Holders                                           7
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                         7
Item 6.    Selected Financial Data                                                                       7
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations         9
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk                                   17
Item 8.    Financial Statements and Supplementary Data                                                  17
Item 9.    Changes in and Disagreements with Accountants of Accounting and Financial Disclosure         17
Item 10.   Directors and Executive Officers of the Registrant                                           18
Item 11.   Executive Compensation                                                                       19
Item 12.   Security Ownership of Certain Beneficial Owners and Management                               22
Item 13.   Certain Relationships and Related Transactions                                               22
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                             23

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. The words "believe," "estimate," "anticipate," "project," "intend," "expect" and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve some risks and uncertainties. In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur. Factors that may cause actual results or events to differ materially from those contemplated by the forward - looking statements include, among other things, the matters discussed under "Item 1. Business -- Risk Factors" and the following possibilities:

o    future revenues are lower than expected;

o increase in payroll or other costs and/or shortage of an adequate base of employees;

o loss of significant customers through bankruptcy, industry consolidation or other factors;

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

o general economic conditions or conditions affecting the airline industry or other industries that ship cargo by air, whether internationally, nationally, or in the states in which we do business, are less favorable than expected,

o    changes in the interest rate environment, and

o    acts of terrorism targeted at the aviation industry.

You are cautioned not to place undue reliance on forward-looking statements contained in this report as these speak only as of its date. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise except as required by law.

PART I

ITEM 1. BUSINESS

Unless otherwise indicated, "we" and "Worldwide" are used in this report to refer to the business of Worldwide Flight Services, Inc. and its consolidated subsidiaries. In addition, "MAS," "Aerolink," and "Oxford" are used to refer to the business of Miami Aircraft Support, Inc., Aerolink International, Inc. and its affiliates, and Oxford Electronics, Inc., respectively.

Worldwide was incorporated in Delaware on December 12, 1983 as AMR Services Corporation ("AMRS"), a subsidiary of AMR Corporation ("AMR"). On March 31, 1999, Worldwide was acquired by WFS Holdings, Inc. ("Holdings"), which was owned by Castle Harlan Partners III, L.P., its affiliates (collectively "Castle Harlan") and some members of Worldwide's management (the "Castle Harlan acquisition"). Following the acquisition, Worldwide changed its name from AMR Services Corporation to Worldwide Flight Services, Inc.

Since March 1999 Worldwide has made three significant acquisitions: on August 12, 1999 Worldwide purchased all of the stock of Miami Aircraft Support for approximately $63.0 million; on August 23, 1999 Worldwide purchased all of the stock of Aerolink International, Inc. and its affiliates for approximately $5.9 million, plus an earn-out of $1.0 million which was paid in 2000; and on April 5, 2000 Worldwide purchased all the stock of Oxford Electronics, Inc. for approximately $9.6 million, plus a deferred payment of $2.5 million which was paid in the first quarter of 2001.

On September 11, 2001 four passenger airline aircraft were hijacked and destroyed in terrorist attacks on the World Trade Center and the Pentagon. During the weeks following the attacks, the airline industry experienced a sharp decline in passenger traffic and yields. In response, many airlines reduced their operating schedules by as much as 20%. Air traffic has not yet returned to pre-September 11 levels. This reduction in frequencies significantly reduced our revenues, earnings and weakened our cash position during the months following the attacks.

On October 5, 2001 Vinci Airport, Inc., a Delaware corporation which changed its name to Vinci Airports US Inc. on February 19, 2002, acquired all of the capital stock of WFS Holdings Inc. (the "2001 acquisition"). Vinci Airports US Inc. is a wholly-owned subsidiary of Vinci Airports S.A. The transaction was consummated pursuant to an Agreement and Plan of Merger and Stock Purchase Agreement dated as of September 7, 2001 among WFS Holdings, Inc., Airline Container Acquisition Corp., Castle Harlan Partners III, L.P., Vinci S.A., Vinci Airports US Inc. and Vinci Merger Sub Corp. The transaction, which was completed utilizing funds of Vinci Airports US Inc., had a fair value to Worldwide of approximately $254.8 million, including transaction costs. Airline Container Acquisition Corp. is a separate holding under Vinci Airports US Inc. and is therefore not a part of Worldwide's consolidated group.

In November 2001 the Aviation and Transportation Security Act ("ATSA") was enacted, creating a new government agency, the Transportation Security Administration ("TSA"). The newly formed TSA is part of the United States Department of Transportation ("DOT") and is responsible for aviation security. The ATSA mandates that the TSA shall provide for the screening of all passengers and property, including U.S. mail, cargo, carry-on and checked baggage. The TSA assumed most passenger screening functions in February 2002, largely by contracting with private-sector security providers; however, the TSA is required to have its own federal employees performing these functions by November 2002. Less than 5.0% of Worldwide's 2001 revenues were derived from security check-point screening services, which are currently contracted with the TSA.

Services

Worldwide is a leading provider of aviation services, operating in approximately 100 airports throughout North America, Europe and Hong Kong. With approximately 10,400 employees, we provide cargo handling, technical contracting and ramp and passenger services to over 300 customers. Our customer base is made up of passenger airlines, air-cargo carriers and airports.

Cargo Handling: Cargo handling is our largest line of business and consists primarily of loading and unloading aircraft. We also manage warehouse facilities for selected customers where we process inbound freight, remove it from pallets or containers, store it and facilitate further shipping or pickup. We are one of the largest service providers for express air-cargo carriers that deliver time sensitive parcels, mail and other cargo. We also handle various types of cargo items, including perishables, electronic equipment, valuables and bulk items for other air carrier customers.

We provide cargo handling services at various U.S. and Canadian airports, including John F. Kennedy International Airport in New York, Dallas-Fort Worth International Airport and Miami International Airport. We also provide cargo-handling services in several European countries, including France, Italy, Spain, Austria, Germany, Belgium, Holland and the United Kingdom. In France we are a leading provider of cargo services with operations in eight major airports.

Ramp Services: Ramp services are principally provided to passenger airlines and include guiding the aircraft to and from the gate; loading and unloading baggage and freight; fueling aircraft; managing airport fuel storage facilities; de-icing aircraft; cleaning cabins; and providing heating, air conditioning, lavatory and water services for aircraft.

Passenger Services: Passenger services include curbside baggage checking, security screening, airline lounge staffing, gate departure services, passenger baggage services and wheelchair assistance. We also provide ticket counter services, which include helping passengers check baggage, receive boarding passes, purchase tickets and receive flight-related information.

Technical Services: Technical services are principally provided to airports and include preventative maintenance and mechanical support for jet bridges, baggage conveyors and ground equipment.

Customers

We service over 300 customers, which consist primarily of passenger airlines, air-cargo carriers and airports. We also provide a variety of services to freight forwarders and other non-airline customers. Our airline customers include American Airlines and its affiliates (collectively "American"), British Airways, Continental Airlines, Korean Air Lines and Saudi Arabian Airlines. Air-cargo carrier customers include the United States Postal Service, UPS, DHL, Emery, Cargo Lux and BAX Global. Significant airport customers include the Houston Intercontinental Airport and the Hong Kong Airport Authority. Our top ten customers, including American, accounted for approximately 45.4% of total revenues for the twelve months ended December 31, 2001. Other than American, which accounted for approximately 20.5% of total 2001 revenues, no single customer accounted for more than 10% of our revenues.

We generally provide service under contract, and at December 31, 2001 we had over 420 service contracts. These contracts are typically based on standard industry forms that are customized to fit the desired contractual arrangement. Most of our service contracts are effective for a specified term and allow our customers to terminate their contract on ninety days notice. Many of our contracts automatically renew after the initial term, but become terminable by either party with a sixty-day notice. Several of our contracts contain price escalation clauses, which are linked to the consumer price index. Under these clauses, if the consumer price index increases, we are permitted to increase our prices by the consumer price index or a percentage thereof.

Competition

The ground services industry is fragmented and consists of a large number of domestic and international service providers. Although many of these companies operate at multiple airports, only a few provide services nationally or internationally. In the United States, our principal competitors include nationally operated ground service providers such as DynAir Services (subsidiary of Swissport), Hudson General Corporation (subsidiary of Globeground) and Menzies Aviation Group (formerly Ogden Aviation Corporation), as well as many smaller companies that operate regionally or at individual airports. Internationally, we compete principally with international ground service providers such as Cargo Service Centers, Globeground, Servisair and Swissport. In addition, we indirectly compete with various airlines that perform a large portion of their ground services in-house.

The principal competitive factors in our industry are price, reputation, quality of service, breadth of service and experience. We believe that we compare favorably to our competition with respect to all of these factors.

Employees

As of December 31, 2001 we had approximately 10,400 employees worldwide, of which approximately 41% worked part-time. In 2001 approximately 59% of our U.S. employees were represented by collective bargaining agreements. These employees consist primarily of cargo handlers, security screeners and ramp services workers and are typically represented by the Transport Workers Union ("TWU"). Our agreement with the TWU was re-negotiated in 2000 and is effective through June 2003. In Canada, approximately 306 of our employees are represented by the Canadian Auto Workers Union. Approximately 211 of these employees are covered by an Agreement in effect until June 2003. The International Association of Machinists represents approximately 95 employees in Canada. In certain other countries, we are subject to industry-wide collective bargaining agreements, as well as local labor laws.

We have not experienced any material business interruption as a result of labor disputes and believe that we have a good relationship with our unions and employees.

Regulatory Compliance

As a service provider in the aviation industry we are subject to a significant number of regulations, including those promulgated by the Federal Aviation Administration ("FAA"), the DOT, the United States Environmental Protection Agency ("EPA"), the National Transportation Safety Board ("NTSB"), the TSA and others.

The ATSA, which was enacted in November 2001, requires the TSA to provide screening for all passengers and property, including U. S. mail, cargo, carry-on and checked baggage. As airport and passenger security evolves, we expect a significant number of new regulations and guidelines, which could significantly increase the cost of providing certain services to our customers.

Because we accept or otherwise handle hazardous materials, such as explosives and toxic materials, we must register with the DOT and comply with all its regulations governing the handling, packaging, marking, labeling and transportation of hazardous materials. In addition, employees who accept or handle hazardous materials must comply with DOT safety regulations, which include requirements for specialized training. Failure to properly handle, package, mark, label or transport hazardous materials or to properly train employees involved in handling hazardous materials could result in significant penalties and fines.

While we do not hold an FAA-issued repair station certificate and do not promote ourselves as an FAA-certificated repair station, we employ certified and rated mechanics that perform limited aircraft maintenance. These mechanics must perform their duties in accordance with FAA Regulations and failure to comply with these regulations could result in significant penalties and fines, as well as the suspension or revocation of each individual mechanic's certificates.

We currently have an FAA approved random testing and drug and alcohol abuse program, officially known as the Drug and Alcohol Misuse Prevention Program, which covers our certified mechanics, security screeners, cargo screeners and other employees who perform safety sensitive functions. If we fail to comply with the FAA drug and alcohol regulations, we could be fined or restricted from performing these services in the future.

Environmental

In two United States locations and in Hong Kong, we manage fueling operations. In most of our locations, we maintain equipment for our operations. Both of these activities require us to store and dispose of various petroleum products. The EPA and other state and local environmental agencies regulate activities related to the storage, disposal and remediation of petroleum-based products used in the airline industry. As a result, we are required to comply with a variety of international, federal, state and local laws and regulations relating to environmental protection. In addition, we are required to comply with various Airport Authority Storm Water Pollution Prevention Plans or permits and train employees on preserving clean water according to the plans or permits. Although we believe we are in compliance with all related environmental laws and regulations, engaging in these activities may result in obligations to remove or mitigate the effects on the environment.

In connection with the Castle Harlan acquisition, Worldwide obtained environmental indemnities from AMR, subject to deductibles, for all environmental liabilities that relate to periods prior to the closing of the sale. We also received environmental indemnities from the sellers of MAS, Aerolink and Oxford.

Risk Factors

OUR SUBSTANTIAL AMOUNT OF DEBT COULD MATERIALLY HARM OUR FINANCIAL HEALTH

As of December 31, 2001 we had $131.1 million of long-term debt, of which, $1.4 million is due within one year. Our long-term debt consists of 12.25% Senior Notes due in 2007, (the "Senior Notes") with a face value of $124.5 million and a carrying value of $125.8 million, $5.1 million in capital leases and $0.2 million other international debt. Interest on the Senior Notes outstanding at December 31, 2001, totaling approximately $15.3 million per year, is payable semi-annually on February 15 and August 15. Capital leases primarily relate to long-term facility leases in Europe and various equipment leases assumed in the acquisition of MAS, Aerolink and Oxford.

An intercompany demand loan from Vinci Airports US Inc. was established to provide short-term liquidity until we can acquire other funding. The interest rate on this loan is based on the one-month LIBOR rate plus 0.75% and is payable upon demand. At December 31, 2001 the outstanding balance was $72.1 million.

At December 31, 2001 our total stockholder's equity was $29.9 million and we had a negative tangible net worth of approximately $140.1 million. For the twelve months ended December 31, 2001 we had a net loss of approximately $72.2 million, including a $40.0 million impairment charge to goodwill. The high level of debt, combined with continued losses, will require us to dedicate a large portion of our free cash flow to make interest payments. Eventually, this could impact our ability to support working capital requirements, make required capital expenditures or service our debt. In addition, this level of debt may also increase our vulnerability to general adverse economic and industry conditions; place us at a competitive disadvantage compared to our competitors with proportionately less debt; and limit our flexibility in planning for or reacting to changes in our business and the ground services industry.

We anticipate that our cash flow from operations will be sufficient to service our debt obligations as they become due, however, our ability to meet these requirements depends on future financial performance, which may be affected by financial, business, economic, competitive and other factors. If we cannot generate sufficient cash flow to service our debt and meet other operating requirements, we may be required to reduce or delay investments in our business or raise additional debt or equity capital. Furthermore, the terms of existing or future debt agreements may restrict us from adopting either of these alternatives or may otherwise restrict our ability to make distributions or other payments to our investors and creditors.

IF WE FAIL TO MAINTAIN OUR RELATIONSHIPS WITH AMERICAN AND OTHER SIGNIFICANT CUSTOMERS, IT COULD ADVERSELY AFFECT OUR BUSINESS

Revenues from our top ten customers, including American, accounted for approximately 45.4% of our total revenues for the twelve months ended December 31, 2001. American accounted for approximately 20.5% of our total revenues for that same period. If we fail to maintain our relationship with American or experience a significant reduction in business from American or from any of our significant customers, it could adversely affect our business and limit our ability to meet operating requirements or to service debt obligations.

Many of our customers, including American, currently provide a significant portion of their own ground services. Revenues from these customers could decrease if they choose to in-source these services.

OUR CUSTOMERS MAY TERMINATE THEIR CONTRACTS WITH US ON SHORT NOTICE, WHICH COULD ADVERSELY AFFECT OUR BUSINESS

Most of our contracts have a one-year term, however, in many cases, the customer can terminate service with a ninety-day written notice. After the initial term, many of our contracts convert to a month-to-month contract, which generally allows either party to terminate the contract upon a sixty-day written notice. Performance related terminations usually require little or no notice. While we believe these terms are typical in the industry, we can provide no assurance that customers will not terminate their contracts. The termination of significant contracts could adversely affect our business.

OUR RIGHTS TO OPERATE AT AIRPORTS COULD BE TERMINATED BY LOCAL AIRPORT AUTHORITIES, WHICH COULD ADVERSELY AFFECT OUR BUSINESS

In order to provide services at an airport, the local airport authority must first grant us permission to operate at the airport. Generally, this permission is granted through the issuance of a permit. In addition, we are required to maintain certain licenses and consents to comply with the terms of these permits or other standards set by the airport authority. In many cases, the permit can be revoked or otherwise terminated by the airport authority at will and without cause. The loss of one or more of our permits, licenses or consents could affect our ability to operate at these airports, which in turn could adversely affect our business.

THE OCCURRENCE OF SIGNIFICANT ADVERSE EVENTS AFFECTING THE AIRLINE INDUSTRY COULD ADVERSELY AFFECT OUR BUSINESS

The majority of our services is provided to air-cargo and passenger airlines. As such, the events that affect those businesses will likely affect our business. Events affecting the airline industry may include a prolonged increase in fuel costs, union strikes, an economic downturn in one or more geographic markets, changes in foreign currency exchange rates, changes in interest rates and acts of terrorism. The downturn in the economy had a negative impact on the profitability of Worldwide prior to the events of September 11, 2001.

On September 11, 2001 four passenger airline aircraft were hijacked and destroyed in terrorist attacks on the World Trade Center and the Pentagon. During the weeks following the attacks, the airline industry experienced a sharp decline in passenger traffic and yields. In response, many airlines reduced their operating schedules by as much as 20%. Air traffic has not yet returned to pre-September 11 levels. The events of September 11, 2001 brought to light the significant risk of terrorism to the airline industry.

IF WE DO NOT COMPETE EFFECTIVELY WITH OTHER GROUND SERVICE PROVIDERS, WE COULD LOSE CUSTOMERS, WHICH IN TURN COULD ADVERSELY AFFECT OUR BUSINESS

The ground services business is highly competitive. Our competitors include various international, national, regional and local service providers. We also compete with certain airlines that provide these services in-house and other transportation businesses such as trucking companies. Service, quality and price are particularly important competitive factors in our industry. We also compete a limited number of airport permits in certain cities.

Changes in economic conditions, outsourcing strategies or government imposed regulations may require airlines to in-source many of their ground handling services.

FLUCTUATIONS IN FOREIGN CURRENCY MAY ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE

We derive a significant portion of our revenue from international locations such as Canada, France, Hong Kong and the United Kingdom. As such, we are exposed to the affect of foreign currency exchange rate fluctuations. Worldwide's largest exposure comes from the Canadian dollar, the Euro, the Hong Kong dollar and the British pound. Significant fluctuations in these exchange rates could result in exchange rate losses, which in turn could adversely affect our business. We periodically hedge some of these foreign currencies, although we may not do so in the future. We had no foreign currency contracts at December 31, 2001.


IF WE DO NOT COMPLY WITH SIGNIFICANT ENVIRONMENTAL REGULATIONS, WE COULD FACE FINES OR RESTRICTIONS ON OUR OPERATIONS, WHICH IN TURN COULD ADVERSELY AFFECT OUR BUSINESS

We must comply with a variety of international, federal, state and local governmental regulations relating to the use, storage, discharge, emission and disposal of hazardous substances and wastes, remediation of contamination associated with the releases of hazardous substances and worker health and safety.

We manage two fueling operations in the United States and one in Hong Kong. In connection with our fueling operations, we utilize fuel trucks, above-ground storage tanks and sub-surface fuel lines that may give rise to unknown releases.

Miami-Dade County is currently investigating various environmental conditions at the Miami International Airport. During the second quarter of 2001 the County filed a lawsuit against several companies operating within the airport. Worldwide was not directly named in this lawsuit, however we were named as a potential contributor. Worldwide's portion of the cleanup cost cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required and the proportion of costs that will ultimately be assigned to Worldwide. Other than the Miami-Dade action, we are not aware of any significant environmental issues or related actions. However, future events, such as the discovery of unknown contamination, future spills and releases, compliance with more stringent regulations, more vigorous enforcement policies by regulatory agencies or stricter interpretations of existing regulations could cause operating constraints or require significant expenditures for remedial action or to comply with evolving environmental regulations. While Worldwide carries insurance that covers many of these risks, these or other events relating to compliance with environmental regulations could materially adversely affect our business.

ITEM 2. PROPERTIES

Our headquarters are located in Euless, Texas, where we lease approximately 26,800 square feet of office space. This lease expires on August 15, 2004. We also lease other space at numerous airports around the world. Many of these leases are on a month-to-month basis. We do not own any facilities.

ITEM 3. LEGAL PROCEEDINGS

Other than discussed below, we are not a party to any legal proceedings, other than ordinary routine litigation incidental to our business, that we believe are material to our business or financial condition.

Worldwide is involved in an investigation by the NTSB into the cause of the crash of an Emery Worldwide Airlines, Inc. cargo jet on February 16, 2000. The crash occurred shortly after takeoff from Mather Field in Sacramento, California, killing all three people aboard. MAS, a subsidiary of Worldwide, loaded the cargo onto the plane. We are cooperating with the NTSB in the investigation, and to date the NTSB has not issued its report.

In addition to the NTSB investigation, we are one of several defendants in three individual lawsuits arising out of the crash. One of the suits is filed in state court in California, one in state court in Ohio and one in state court in Texas. Worldwide believes that it has adequate insurance coverage if any liability were to ultimately be assessed in these suits.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of Worldwide's shareholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for our common stock. As of December 31, 2001 all of our outstanding shares of common stock were held by WFS Holdings, Inc., our parent. (see "Item 12. Security Ownership of Beneficial Owners and Management.") We did not pay dividends on our common stock during 2001 and do not intend to pay any dividends on our common stock for the foreseeable future. The Senior Notes indenture contains certain covenants that restrict our ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

You should read the selected consolidated financial data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and the notes thereto, and the other financial information included herein.

WORLDWIDE AND AMRS FINANCIAL INFORMATION

The selected consolidated financial data for the period from October 6, 2001 through December 31, 2001, the period from January 1, 2001 through October 5, 2001, the year ended December 31, 2000 and the nine-month period ended December 31, 1999 were derived from Worldwide's audited consolidated financial statements. The selected consolidated data for the three-month period ended March 31, 1999 and the years ended December 31, 1998 and 1997 were derived from AMRS's audited consolidated financial statements:

                                                                 INCOME
                                                 TOTAL         (LOSS) FROM
                                               OPERATING        CONTINUING        TOTAL        LONG-TERM      SHORT-TERM
                                                REVENUES        OPERATIONS        ASSETS          DEBT           DEBT
                                               ---------       -----------       --------       --------      ----------
        WORLDWIDE FLIGHT SERVICES

As of and for the combined period
ended December 31, 2001(a) .............       $344,005(a)       $(51,557)       $306,445       $129,746       $ 73,417

Period from October 6, 2001
through December 31, 2001 ..............         84,307           (40,273)             --             --             --

Period from January 1, 2001
through October 5, 2001 ................        259,698           (11,284)             --             --             --

Year Ended December 31, 2000 ...........        342,517            (4,845)        243,302        150,540          1,379

As of and for the combined period
ended December 31, 1999(b) .............        278,345(b)               (b)      246,141        137,081          2,876

Nine-month period ended
December 31, 1999 ......................        216,870            (7,627)             --             --             --

            AMRS (PREDECESSOR)

Three-month period ended
March 31, 1999 .........................         61,475             1,731              --             --             --

Year ended December 31, 1998 ...........        229,742             8,054          88,696             --             --

Year ended December 31, 1997 ...........        223,090             6,858          85,418             --             --

(a) The twelve-month period ended December 31, 2001 represents a combination of two interim periods, the period from January 1 through October 5, 2001, which represents the period prior to the 2001 acquisition, and the period from October 6, 2001 through December 31, 2001, which represents the period subsequent to the 2001 acquisition. No dividends were declared or paid during the periods presented.

(b) The twelve-month period ended December 31, 1999 represents a combination of two interim periods, the three-month period ended March 31, 1999, which represents the period prior to the Castle Harlan acquisition, and the nine-month period ended December 31, 1999, which represents the period subsequent to the Castle Harlan acquisition. No combined information is presented for income (loss) from continuing operations as Worldwide and AMRS had different capital structures and a combination of such data is not meaningful. No dividends were declared or paid during the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis is Worldwide's analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and the accompanying notes.

OVERVIEW

Worldwide was incorporated in Delaware on December 12, 1983 as AMR Services Corporation, a subsidiary of AMR. On March 31, 1999 Worldwide was acquired by WFS Holdings, Inc., which was owned by Castle Harlan Partners III, L.P. and its affiliates. Following the Castle Harlan acquisition, Worldwide changed its name from AMR Services Corporation to Worldwide Flight Services, Inc.

Worldwide's business was not operated by AMR as a single entity, but instead operated through a number of companies that were part of the AMR Global Services group. Prior to the date the Castle Harlan acquisition was closed, some of these operations were sold or were merged directly into AMR. The financial statements and financial information included in this annual report for AMR Services Corporation represent the entity purchased, and not the distinct AMR Services Corporation legal entity that existed prior to the Castle Harlan acquisition.

Since March 1999 Worldwide has made three significant acquisitions: on August 12, 1999 Worldwide purchased all of the stock of MAS for approximately $63.0 million; on August 23, 1999 Worldwide purchased all of the stock of Aerolink for approximately $5.9 million, plus an earn-out of $1.0 million which was paid in 2000; and on April 5, 2000 Worldwide purchased all the stock of Oxford for approximately $9.6 million, plus a deferred payment of $2.5 million which was paid in the first quarter of 2001.

On October 5, 2001 Vinci Airports US Inc. acquired all of the capital stock of WFS Holdings Inc. Vinci Airports US Inc. is a wholly-owned subsidiary of Vinci Airports S.A. The transaction was consummated pursuant to an Agreement and Plan of Merger and Stock Purchase Agreement dated as of September 7, 2001 among WFS Holdings, Inc., Airline Container Acquisition Corp., Castle Harlan Partners III, L.P., Vinci S.A., Vinci Airports US Inc. and Vinci Merger Sub Corp. The transaction, which was completed utilizing funds of Vinci Airports US Inc., had a fair value to Worldwide of approximately $254.8 million, including transaction costs. Airline Container Acquisition Corp. is a separate holding under Vinci Airports US Inc. and is therefore not a part of Worldwide's consolidated group.

Although we have reported losses for all periods subsequent to March 31, 1999, management believes that the changes made to Worldwide's operations will help improve our results in the future. We believe these changes address the current challenging economic climate as we progress with a new management team.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

Revenues, loss from continuing operations and net loss for the year ended December 31, 2001 were $344 million, $51.6 million and $72.2 million, respectively. For the year ended December 31, 2001 interest expense was $21.3 million.

As a result of the 2001 acquisition the balance sheet was adjusted to fair value under the purchase method of accounting. Consequently, the information for the period from October 6, 2001 through December 31, 2001 is presented using a different financial basis than for the period from January 1, 2001 through October 5, 2001. However, for purposes of analysis, financial information for the entire twelve-month period, which represents an adjusted combination of the two periods, is presented in the discussion and tables of this section. Similarly, the results of 1999 are not comparable to 2000 due to the Castle Harlan acquisition in March 1999, but are presented in a combined manner for discussion purposes. No adjustments have been made to include MAS, Aerolink, or Oxford for periods prior to their acquisitions.

On September 11, 2001 four passenger airline aircraft were hijacked and destroyed in terrorist attacks on the World Trade Center and the Pentagon. During the weeks following the attacks, the airline industry experienced a sharp decline in passenger traffic and yields. In response, many airlines reduced their operating schedules by as much as 20%. This reduction significantly reduced our revenue, earnings and weakened our cash position during the months following the attacks, however the long-term impact is not yet known. Air traffic has not yet returned to pre-September 11 levels.

The newly formed TSA is part of the DOT and is responsible for aviation security. The ATSA mandates that the TSA shall provide for the screening of all passengers and property, including U.S. mail, cargo, carry-on and checked baggage. The TSA assumed most passenger screening functions in February 2002, largely by contracting with private-sector security providers; however, the TSA is required to have its own federal employees performing these functions by November 2002. Less than 5.0% of Worldwide's 2001 revenues were derived from security check-point screening services, which are currently contracted with the TSA.

2001 VS. 2000

Net loss for the year ended December 31, 2001 increased 533.3%, to $72.2 million, compared to a net loss of $11.4 million in 2000. Loss from continuing operations was $51.6 million in 2001, compared to income from continuing operations of $4.8 million in 2000. The 2001 results are affected by several items, which management believes are not representative of the Company's ongoing operations. These items include a $40.0 million goodwill impairment charge, a $1.9 million non-cash stock compensation charge, a $4.7 million charge to bad debt and a $0.8 million charge associated with claims from the Miami-Dade International Airport audit. In addition, the terrorist attacks on September 11, 2001 resulted in an undetermined amount of lost revenue, due to the immediate closure of all U.S. airports from September 11, 2001 to September 13, 2001 and the significantly lower flight frequencies during the following weeks.

After the events of September 11, 2001 we reassessed our allowance for doubtful accounts, increasing the provision by $4.7 million to account for the increased risk of non-payment due to economic conditions in the airline industry and to apply a reserve against older balances that had not been collected. In the fourth quarter of 2001 we performed an impairment test of our goodwill and recorded a $40.0 million charge as a result of decreases in the Company's fair value after the terrorists' attacks.

During 2000 the Aviation Department of Miami-Dade County International Airport performed an audit of our Gross Revenues calculation, which is used in determining the airport fees paid under our general aeronautical services permit. In connection with that audit the airport assessed $0.8 million in additional airport fees. Although we contested these findings we were ultimately unsuccessful in our attempt to overcome the airport's position and therefore recorded the charge in 2001.

In addition to these items, insurance expense increased to $3.3 million in 2001, compared to $1.6 million in 2000. In 2001 we experienced premium increases on a variety of our insurance policies. These increases, totaling approximately $1.4 million, are mainly attributable to coverage enhancements and a general hardening of the insurance market. In addition, the premium for our war-risk insurance policy increased approximately $1.3 million as a result of the September 11 events.

2000 VS. 1999

Net loss for the year ended December 31, 2000 increased 369.6% to $11.4 million, compared to a net loss of $2.4 million in 1999. Income from continuing operations was $4.8 million in 2000, compared to $9.4 million in 1999. Both the net loss and income from continuing operations in 2000 reflect a $5.4 million restructuring charge. In addition, depreciation and amortization expense increased $7.3 million in 2000, compared to 1999, primarily due to increased goodwill amortization from the acquisitions of MAS and Oxford.

STATEMENT OF OPERATIONS ANALYSIS

2001 VS. 2000

                                                                 TWELVE MONTHS ENDED DECEMBER 31,
                                                     -------------------------------------------------------
(DOLLARS IN THOUSANDS)                                  2001            %           2000            %
                                                     ----------    ----------     ----------    ------------

Revenues .........................................   $  344,005           100%    $  342,517           100%
Expenses:
   Salaries, wages and benefits ..................      227,727          66.2%       218,020          63.7%
   Materials, supplies and services ..............       52,444          15.2%        41,396          12.1%
   Equipment and facilities rental ...............       25,024           7.3%        22,083           6.5%
   Depreciation and amortization .................       18,127           5.3%        18,085           5.3%

   Goodwill impairment ...........................       40,000          11.6%            --            --
   Other operating expenses ......................       32,683           9.5%        32,667           9.5%
                                                     ----------    ----------     ----------    ----------
   Operating expenses before restructuring .......   $  396,005         115.1%    $  332,251          97.0%
   Income (loss) from continuing operations
   before restructuring charge ...................      (52,000)        (15.1)%       10,266           3.0%
                                                     ----------    ----------     ----------    ----------
   Restructuring charge ..........................          443            --         (5,421)          1.6%
                                                     ----------    ----------     ----------    ----------
   Income (loss) from continuing operations ......   $  (51,557)        (15.0)%   $    4,845           1.4%
                                                     ==========    ==========     ==========    ==========

Revenues

Total revenues increased $1.5 million, or 0.4%, to $344.0 million in 2001, compared to $342.5 million in 2000. Approximately $1.4 million of this increase is attributable to the inclusion of Oxford's operations for the full twelve-month period of 2001, compared with only nine months in 2000. Increases in 2001 revenues relating to new contracts in the U.S., Europe and Hong Kong were fully offset by decreases in revenues from terminated contracts and as a result of the terrorist attacks of September 11.

Salaries, Wages and Benefits

Total salaries, wages and benefits increased $9.7 million, or 4.5%, to $227.7 million in 2001, compared to $218.0 million in 2000. In 2001, we recorded a $1.9 million non-cash stock compensation charge in connection with the 2001 acquisition. No stock compensation expense was charged in 2000. Approximately $0.5 million of the remaining increase is attributable to additional salary expense due to the inclusion of Oxford for the full twelve-month period in 2001, compared with only nine months in 2000. In addition, 2001 salaries and wages increased $1.5 million due to union wage increases and $1.4 million due to other salary increases. In addition to these 2001 salary and wage increases, we experienced increased costs related to our workers compensation and health benefits programs. Other changes in salaries, wages and benefits were caused by the increases and decreases in revenues, as discussed above. These net increases were partially offset by a $2.8 million decrease in overtime.

Materials, Supplies and Services

Total materials, supplies and services increased $11.0 million, or 26.6%, to $52.4 million in 2001, compared to $41.4 million in 2000. Approximately $7.1 million of this increase relates to additional cost of goods sold associated with the new American cargo contracts. Other changes in materials, supplies and services were caused by the increases and decreases in revenues, as discussed above.

Equipment and Facilities Rental

Total equipment and facilities rental increased $2.9 million, or 13.1%, to $25.0 million in 2001, compared to $22.1 million in 2000. This increase is primarily attributable to increased facility rentals related to the new cargo operations in the United Kingdom and the new baggage handling operations in Hong Kong. Other changes in equipment and facilities rental were caused by changes in revenues, as discussed above. In connection with the restructuring plan announced in June 2000, we vacated certain facilities and set up a restructuring reserve. Lease payments associated with these vacated facilities were charged against this reserve in 2001, partially offsetting the increase in expense.

Restructuring

In June 2000 we announced a restructuring plan to realign Worldwide's organization, reduce overhead costs and eliminate excess and duplicative facilities. For the year ended December 31, 2000 we recorded a total of $5.4 million in restructuring charges. In 2001, we made several downward revisions to our restructuring estimates to match the actual costs incurred. As a result, we reversed $.4 million of the reserve in the second quarter of 2001.

In connection with the 2001 acquisition we announced and began implementing a plan to restructure our operations in an effort to respond to the current economic environment. This restructuring plan resulted in workforce reductions mainly at corporate headquarters. As a result, a $2.3 million restructuring accrual was established as part of the purchase price allocation.

The following table summarizes the activity in the restructuring accrual during 2001:

                                                                 RESTRUCTURING CHARGES
                                         --------------------------------------------------------------
                                           RESERVE                                                           RESERVE
                                           BALANCE                        CHANGE                              BALANCE
                                         DECEMBER 31,                    OF CONTROL                         DECEMBER 31,
DESCRIPTION                                  2000        REVISIONS       PROVISION           PAYMENTS         2001
-----------                              ------------   ------------    ------------       ------------    ------------
Involuntary employee severance .......   $      1,965   $       (385)   $      1,625       $     (1,514)   $      1,691
Non-employee contract terminations ...            883            (58)           (197)               628
Lease terminations ...................            519           (250)             --               (215)             54
Other exit costs .....................            100            250              --                (98)            252
Other business restructuring(a) ......             --             --             675(a)            (216)            459
                                         ------------   ------------    ------------       ------------    ------------
     Total restructuring charge ......   $      3,467   $       (443)   $      2,300       $     (2,240)   $      3,084
                                         ============   ============    ============       ============    ============

(a) Business restructuring costs primarily relate to other costs of workforce reductions.

Goodwill Impairment Charge

In connection with the 2001 acquisition we recorded goodwill of $210.9 million, which represented the difference between the purchase price and the fair value of net assets acquired on the date of the transaction. The purchase price was established prior to the events of September 11, 2001.

In the fourth quarter of 2001 we performed an assessment of the carrying value of our goodwill in accordance with Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, due to the significant slowdown of the airline industry after September 11. As a result of this assessment we recorded a goodwill impairment charge of $40.0 million in the fourth quarter to write down the value of our goodwill.

2000 VS. 1999

                                                                 TWELVE MONTHS ENDED DECEMBER 31,
                                                       --------------------------------------------------
(DOLLARS IN THOUSANDS)                                    2000          %           1999           %
                                                       ----------   ----------    ----------   ----------
Revenues ...........................................   $  342,517          100%   $  278,345          100%
Expenses:
   Salaries, wages and benefits ....................      218,020         63.7%      180,840         65.0%
   Materials, supplies and services ................       41,396         12.1%       33,022         11.9%
   Equipment and facilities rental .................       22,083          6.5%       17,170          6.2%
   Depreciation and amortization ...................       18,085          5.3%       10,739          3.8%
   Other operating expenses ........................       32,667          9.5%       24,947          8.9%
   General and administrative allocated expenses ...           --           --         2,269          0.8%
                                                       ----------   ----------    ----------   ----------
   Operating expenses before restructuring .........   $  332,251         97.0%   $  268,987         96.6%
   Income (loss) from continuing operations
   before restructuring charge .....................       10,266          3.0%        9,358          3.4%
                                                       ----------   ----------    ----------   ----------
   Restructuring charge ............................        5,421          1.6%           --           --
                                                       ----------   ----------    ----------   ----------
   Income from continuous operations
   after restructuring charge ......................   $    4,845          1.4%   $    9,358          3.4%
                                                       ==========   ==========    ==========   ==========

Revenues

Total revenues increased $64.2 million, or 23.1%, to $342.5 million in 2000, compared to $278.3 million in 1999. The acquisitions of MAS and Aerolink in August 1999 and Oxford in April 2000 accounted for approximately $54.8 million of this increase. Revenues increased $9.4 million, or 3.4% as a result of price increases on existing contracts and new contracts, net of terminated contracts.

Salaries, Wages and Benefits

Salaries, wages and benefits increased $37.2 million, or 20.6%, to $218.0 million in 2000, compared to $180.8 million in 1999. The primary reason for the increase was an increase in the number of employees required to support the additional new business during 1999, including $33.2 million additional salaries expense as a result of the MAS, Aerolink, and Oxford acquisitions. Additional staffing for new contracts added $5.6 million, and cost increased for wages and benefits for existing employer added another $5.9 million, or 3%.

Material, Supplies and Services

Materials, supplies and services increased $8.4 million, or 25.5 %, to $41.4 million in 2000, compared to $33.0 million in 1999. This increase was primarily due to the acquisitions of MAS, Aerolink, and Oxford.

Equipment and facilities rental

Equipment and facilities rental increased $4.9 million, or 28.5%, to $22.1 million in 2000, compared to $17.2 million in 1999. Approximately $3.0 million of this increase is attributable to additional rents associated with facility leases assumed in the acquisitions of MAS, Aerolink and Oxford. The remaining $1.1 million is associated with facilities expansion for new customers.

Depreciation and amortization

Depreciation and amortization increased $7.4 million, or 69.2 %, to $18.1 million in 2000, compared to $10.7 million in 1999. The acquisitions of AMRS, MAS, Aerolink, and Oxford resulted in additional goodwill amortization of $3.2 million and $2.6 million of depreciation expense over the prior year. The remaining difference was due to depreciation on new equipment purchases.

Other operating expenses

Other operating expenses increased $7.8 million, or 31.3%, to $32.7 million in 2000, compared to $24.9 million in 1999. The acquisitions of MAS, Aerolink, and Oxford increased other operating expenses by approximately $3.0 million. The additional increase of $2.1 million is primarily due to general and administrative expenses incurred by Worldwide, which were previously allocated as indicated below.

General and administrative allocated expenses

General and administrative allocated expenses decreased $2.3 million, or 100%, to $0.0 million in 2000, compared to $2.3 million in 1999. The reason for the decrease was the elimination of the corporate overhead charge allocated to AMRS from AMR. This allocation was included in the quarter ended March 31, 1999, but was eliminated at the time of the Castle Harlan acquisition. In place of this overhead allocation, we now incur direct expenses including salaries, benefits, legal expenses, data processing charges, rent and other headquarters costs.

Restructuring

In June 2000 we announced a restructuring plan to realign our organization, reduce overhead costs and eliminate excess and duplicative facilities. For the year ended December 31, 2000 we had recorded a total of $5.4 million in restructuring charges. There were no restructuring costs charged to operations in 1999.

CONTINGENCIES

Environmental

In two United States locations and in Hong Kong, we manage fueling operations. In most of our locations, we maintain equipment for our operations. Both of these activities require us to store and dispose of various petroleum products. The EPA and other state and local environmental agencies regulate activities related to the storage, disposal and remediation of petroleum-based products used in the airline industry. As a result, we are required to comply with a variety of international, federal, state and local laws and regulations relating to environmental protection. In addition, we are required to comply with various Airport Authority Storm Water Pollution Prevention Plans or permits and train employees on preserving clean water according to the plans or permits. Although we believe we are in compliance with all related environmental laws and regulations, engaging in these activities may result in obligations to remove or mitigate the effects on the environment of the storage or disposal of petroleum substances.

In connection with the Castle Harlan acquisition, Worldwide obtained environmental indemnities from AMR, subject to deductibles, for all environmental liabilities that relate to periods prior to the Castle Harlan acquisition. We also received environmental indemnities from the sellers of MAS, Aerolink and Oxford.

Miami-Dade County is currently investigating various environmental conditions at the Miami International Airport. During the second quarter of 2001 the County filed a lawsuit against several companies operating within the airport. Worldwide was not directly named in this lawsuit, however we were named as a potential contributor. Worldwide's portion of the cleanup cost cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required and the proportion of costs that will ultimately be assigned to Worldwide. Other than the Miami-Dade action, we are not aware of any other significant environmental issues or related actions. However, future events, such as the discovery of unknown contamination, future spills and releases, compliance with more stringent regulations, more vigorous enforcement policies by regulatory agencies or stricter interpretations of existing regulations could cause operating constraints or require significant expenditures for remedial action or to comply with evolving environmental regulations. While Worldwide carries insurance that covers many of these risks, these or other events relating to compliance with environmental regulations could materially adversely affect our business.

AMR Earn-Out

In connection with the Castle Harlan acquisition, we are contingently obligated to pay AMR an additional amount if revenues from AMR exceed specific amounts over a ten-year period from the date of the Castle Harlan acquisition.

If these revenue targets are met, we will pay AMR up to $10.0 million plus accrued interest. We are not able to predict whether or not we will meet these revenue targets.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

During 2001 the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangibles Assets, effective for fiscal years beginning after December 15, 2001. Statement No. 141 prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001 and includes criteria for the recognition of intangible assets separately from goodwill. Statement No. 142 substantially changes the accounting for goodwill and other intangible assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives recognized after June 30, 2001 will no longer be amortized but will be subject to impairment tests at least annually. Other intangible assets will continue to be amortized over their estimated useful lives.

We will apply the new rules on accounting for goodwill and other intangible assets, other than amounts recognized in connection with the 2001 acquisition beginning in the first quarter of 2002. Under the new rules we will perform the first required impairment test of goodwill during fiscal 2002. We have not yet determined the effect of this test and the impact of this statement on the results of operations and the financial condition of Worldwide. However, application of the non-amortization provisions of Statement No. 142 is estimated to result in a decrease in the amortization of goodwill of approximately $8.5 million per year, based on the goodwill balance at December 31, 2001.

During 2001 the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations and Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 143 requires recognizing retirement obligations as liabilities rather than as contra-assets and generally recognizing them earlier than currently required. These retirement obligations will be added to the carrying amount of the long-lived asset. Assets with a corresponding retirement obligation will be displayed on a gross rather than on a net basis. Initial adoption of Statement No. 143 is required for Worldwide's 2003 reporting period with a cumulative adjustment for any liability necessary. Statement No. 144 defines one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. Statement No. 144 is required to be adopted on January 1, 2002. We are studying the impact that these new standards will have on our consolidated financial statements and currently do not expect the adoption of these new standards to have a significant effect on our results of operations or financial position.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We believe the following critical accounting policies require the most significant estimates and judgments.

As a result of the 2001 acquisition we adjusted our assets and liabilities to their estimated fair values as of October 5, 2001, as required by the purchase method of accounting. These estimates were based on the nature of our assets and liabilities, as well as our understanding of current market conditions. Although the final fair value allocations are not yet complete and are subject to change, we recorded goodwill of $210.9 million, which represented the difference between the purchase price and the initial estimate of the fair value of net assets acquired on the date of the transaction.

In the fourth quarter of 2001 we performed an assessment of the carrying value of our goodwill in accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, due to the significant slowdown of the airline industry after September 11. As a result, we recorded a goodwill impairment charge of $40 million.

We periodically review the estimated useful lives of our depreciable assets based on factors including historical experience, the expected beneficial service period of the asset, the quality and durability of the asset and our maintenance policy.

The following is a listing of other items that are inherently uncertain and require subjective and complex judgments:

o      Health and medical liability

o      Workers compensation liability

o      Allowance for doubtful accounts

o      Provision for legal reserves


OTHER

Change of Control Offer

On October 5, 2001 Vinci Airports US Inc. acquired all of the capital stock of WFS Holdings, Inc., which is the parent of Worldwide. Under the terms of the indenture governing the Senior Notes, we commenced a change of control offer on October 24, 2001 to repurchase the Senior Notes at 101% of their par value, plus accrued but unpaid interest. As of November 23, 2001, the date on which such offer expired, $5.5 million aggregate principal amount of Senior Notes had been tendered to Worldwide.

On November 26, 2001 we commenced a supplemental change of control offer to repurchase our Senior Notes, also at 101% of their par value plus accrued but unpaid interest. This offer expired on December 11, 2001, and no additional Notes were tendered.

Effects of Inflation

Inflation has not had a significant effect on our operations. However, in the event of increases in inflation, particularly in employment costs, we could experience sudden and significant increases in operating costs. Over the short-term, we may be unable to completely pass wage increases on to our customers.

LIQUIDITY AND CAPITAL RESOURCES

Until the 2001 acquisition the primary sources of liquidity were cash flows from operations and borrowings under the Senior Secured Credit Facility. At the change of control the Senior Secured Credit Facility was terminated and fully repaid for $46.5 million. Certain other short-term borrowings totaling approximately $2.0 million were repaid to Castle Harlan. From the change of control date, the primary sources of liquidity are cash flows from operations and borrowings from our parent company under an intercompany demand loan.

An intercompany demand loan from Vinci Airports US Inc. was established to provide short-term liquidity until we can acquire other funding. The interest rate on this loan is based on the one-month LIBOR rate plus 0.75% and is payable upon demand. At December 31, 2001 the outstanding balance was $72.1 million, which was primarily used to fund operations, repay the Senior Secured Credit Facility, repay Castle Harlan's short-term loan, repurchase the 12.25% Senior Notes tendered during the repurchase offer, and fund other change of control costs.

In the year ended December 31, 2001, $17.1 million of net cash was used in operations and $71.2 million was borrowed under the intercompany demand loan. Our primary uses of cash include capital expenditures of approximately $16.0 million, repayment of Senior Secured Credit Facility of $46.5 million, repayment of short-term borrowings from Castle Harlan of $2.0 million, repurchase of Senior Notes for $5.5 million and acquisition costs of $2.5 million related to an earn-out provision associated with the purchase of Oxford. The $67.7 million decrease in net working capital in 2001 primarily resulted from higher accrued liabilities. At December 31, 2001 we had $5.3 million cash and cash equivalents.

In connection with the change of control we recognized an equity contribution of $75.5 million and goodwill totaling $210.9 million. We also offered to repurchase the Senior Notes at 101% of the aggregate principal amount, plus accrued interest as required by the Indenture. Notes with an aggregate principal amount of $5.5 million of were repurchased under this offer.

As of December 31, 2001 we had $131.1 million of long-term debt of which $1.4 million is due within one year. Our long-term debt consists of Senior Notes with a face value of $124.5 million and a carrying value of $125.8 million, $5.1 million in capital leases and $0.2 million in other international debt. The Senior Notes are due 2007 and interest is payable semi-annually on February 15 and August 15. Based on the Senior Notes outstanding at December 31, 2001 our annual interest payments are approximately $15.3 million. The capital leases of $5.1 million primarily relate to long-term facility leases in Europe and several other leases assumed in the acquisition of MAS, Aerolink and Oxford.

In addition to our debt service obligation, our principal liquidity needs are for working capital and capital expenditures. In 2001 we spent $16.0 million on capital expenditures, primarily for ground handling equipment to support our business. However, this amount includes approximately $3.9 million to implement the payroll module of SAP. In 2002 we expect a significant decrease in our capital expenditures mainly attributable to the declining economic conditions of the airline industry and the completion of several core computer projects in 2001.

Our working capital requirements, capital expenditures and scheduled debt service requirements for the next twelve months will be provided through a combination of cash flow generated from operations and funds available under available funding.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency

We are exposed to the effect of foreign exchange rate fluctuations between the U.S. dollar and the currencies related to our foreign operations. Our largest exposures come from the Canadian dollar, the Euro, the Hong Kong dollar and the British pound. Our European operations are substantially self-contained in that the majority of the revenues and related expenses are incurred in those currencies. However, we are exposed to currency fluctuations with respect to financing costs, which are primarily incurred in the United States and denominated in U.S. dollars and to investments and profits denominated in foreign currencies that need to be repatriated.

Interest

Our earnings are also affected by changes in interest rates, due to the impact those changes may have on our interest expense from variable-rate debt instruments. Currently, we have an intercompany demand loan to provide short-term liquidity until we can acquire other funding. At December 31, 2001, the outstanding balance on this loan was $72.1 million and carries an interest rate based on the one-month LIBOR rate plus 0.75%. Based on this balance, a .25% change in LIBOR would cause annual interest expense to increase or decrease by approximately $180,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 of Part II is incorporated herein by reference to the Consolidated Financial Statements filed with this report, see
Item 14 of Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 17, 2001 the Board of Directors of Worldwide dismissed Ernst & Young LLP and concurrently appointed Deloitte & Touche LLP as Worldwide's independent accountants to audit its consolidated financial statements for the year ended December 31, 2001. Deloitte & Touche LLP are Vinci Airports US Inc.'s auditors and were selected in an effort to maintain greater accountability and consistency.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table contains the name, age and position of each person who is an executive officer or director of our company. Each director also serves as a director of our parent.

                 NAME                             AGE                          POSITION
                 ----                             ---                          --------

Jean-Francois Gouedard....................         40     President & Chief Operating Officer and Director
Jeanette H. Quay..........................         47     Senior Vice President, General Counsel and Secretary
James Enright.............................         59     Senior Vice President, Human Resources
Olivier Bijaoui...........................         44     Executive Vice President, Cargo & International
Jeffrey Kinsella..........................         41     Executive Vice President, North American Operations
Anthony P. Dalia..........................         55     Executive Vice President, Technical Services
Jean-Pierre Marchand-Arpoume..............         53     Director and Chairman of the Board of Directors
Sami Chahda...............................         51     Director

We currently have three authorized directors, each of whom will serve until a successor is elected or until any of them resigns or is removed.

Jean-Francois Gouedard joined Worldwide as acting President and Chief Operating Officer on October 5, 2001. From early 1999 through October 5, 2001 Mr. Gouedard served as the Deputy Managing Director of the Group Freyssinet International, a world leader in Specialist Engineering and a subsidiary of Vinci S.A. From September 1995 through the end of 1998 Mr. Gouedard served as Chief Financial Officer of this same company.

Jeanette H. Quay joined Worldwide in January 2002 and is serving as Senior Vice President, General Counsel and Secretary. From June 2000 until joining Worldwide, Ms. Quay was of counsel to the law firm of Spain & Hastings. Ms. Quay was with Global Industrial Technologies, Inc., a NYSE diversified manufacturing company from January 1996 through 1999, serving as Vice President, General Counsel and Secretary of Global from 1998 through 1999. She was an independent consultant to Global from January 2000 until June 2000. Ms. Quay has been continuously licensed to practice law in the state of Texas since May 1979.

James Enright joined Worldwide in September 1991 as Vice President of Human Resources. In April 1999 Mr. Enright was named Senior Vice President, Human Resources. Prior to 1991 Mr. Enright served in a variety of management positions with American.

Olivier Bijaoui joined Worldwide in January 1996 and served as Senior Vice President for Europe from May 1996 until he was named Executive Vice President, Cargo & International in July 2001. Before joining Worldwide, Mr. Bijaoui served as President of SFS, a cargo handling company built by Mr. Bijaoui and his father. SFS was acquired by AMRS, the predecessor company to Worldwide. From 1980 until his promotion to President of SFS, Mr. Bijaoui served as Managing Director of SFS.

Jeffrey Kinsella joined Worldwide as Vice President of Operations for MAS, when we acquired MAS in August 1999. In January 2001 Mr. Kinsella was named Senior Vice President of Operations for North America and was named Executive Vice President, North American Operations in July 2001. Prior to joining Worldwide, Mr. Kinsella served as the Vice President of Operations for MAS and has over twenty years experience in the aviation industry.

Anthony P. Dalia joined Worldwide in April of 2000 as the President of Oxford. On November 1, 2000 Mr. Dalia was named Senior Vice President of Airport Technical Services and in July 2001 Mr. Dalia was named Executive Vice President, Technical Services. Prior to joining Worldwide, Mr. Dalia served as the President of Oxford.

Jean-Pierre Marchand-Arpoume has served as a director of Worldwide since October 2001. Mr. Marchand-Arpoume was the Chairman and Chief Executive Officer of the Group Freyssinet International, a subsidiary of Vinci

SA from 1993 until November 2001. In November 2001 he was appointed Chairman & Chief Executive Officer of Vinci Airports S.A., the French parent of Vinci Airports US Inc.

Sami Chahda has served as a director of Worldwide since October 2001. Mr. Chahda is the Managing Director of Vinci Airports S.A., the French parent of Vinci Airports US Inc. Previously, Mr. Chahda served as the International Chief Executive Officer of the Paint & Adhesive Division of Total Petroleum & Chemicals.

ITEM 11. EXECUTIVE COMPENSATION

The following table indicates the 2001, 2000 and 1999 compensation paid to our President and Chief Operating Officer, our two former Chief Executive Officers and our three other most highly compensated officers. The table does not include discretionary bonuses, as none were accrued or paid in 2001 or 2000. The compensation committee of the board of directors may, in the future, in its discretion increase the salary or bonus of any of the current officers. Selected terms of their employment agreements are summarized below.

                                                                                 OTHER ANNUAL       ALL OTHER          STOCK OPTION
NAME & TITLE                          YEAR        SALARY           BONUS         COMPENSATION      COMPENSATION           PAYOUT
------------                          ----       -------        ----------       ------------      ------------       --------------
Bradley G. Stanius(1)                 2001       $432,780       $2,724,296(2)    $  9,000(3)        $580,905(4)         $887,264(18)
Executive Chairman                    2000       $263,200               --             --             27,732(5)               --

Peter A. Pappas(6)                    2001        345,718               --         12,500(7)           7,312(8)               --(18)
Chairman and Chief                    2000        270,015               --         13,500(9)           9,250(8)
Executive Officer                     1999        270,000               --         19,000(10)             --                  --

Jean-Francois Gouedard                2001         12,434               --             --                 --                  --
President and Chief
Operating Officer and
Director

David F. Chavenson(11)                2001        193,023               --          7,300(12)        204,875(13)         208,960(18)
Senior Vice President                 2000        116,667               --          2,600(3)          34,000(14)              --
and Chief Financial
Officer

James Enright                         2001        150,010           37,855          4,800(3)           4,640(8)           65,300(18)
Senior Vice President,                2000        144,934           18,752             --              5,576(8)               --
Human Resources                       1999        105,530               --             --              2,603(8)               --

Jonathan S. Weaver(15)                2001        144,240               --          4,800(3)           9,466(16)          52,893(18)
Senior Vice President,                2000        166,933           18,752          4,800(3)           5,985(8)               --
Planning                              1999        113,005           71,004             --              2,597(8)               --

Anthony Dalia                         2001        200,000               --          7,250(3)           1,125(17)          26,120(18)
Executive Vice President              2000        147,600               --         11,158(3)              --                  --
Technical Services

Jeff Kinsella                         2001        293,962                           4,431(3)              --             195,000(18)
Executive Vice President,
North American Operations

  (1) Hired on June 1, 2000 and terminated December 8, 2001.

  (2) Bonus based on completion of the 2001 acquisition.

(3)  Automobile allowance.

(4) Whole life insurance policy premium $20,127, company match for the deferred compensation plan $9,873 and settlement payments of $550,905.

(5) This amount includes director's fees of $12,500 Mr. Stanius received in 2000, prior to his hire date; company match for the deferred compensation plan of $8,162 and whole life insurance policy premium of $7,070.

(6) Resigned from Worldwide in May 2001 and received salary compensation through December 24, 2001.

(7)  Consists of $5,000 of country club fees and a $7,500 automobile allowance.

(8)  Company match for the deferred compensation plan

(9)  Consists of $6,000 of country club fees and a $7,500 automobile allowance.

(10) Consists of a $13,000 country club membership entrance fee and $6,000 of country club membership fees.

(11) Hired on June 1, 2000 and left Worldwide on October 5, 2001.

(12) Consists of $4,800 automobile allowance and $2,500 country club allowance.

(13) Company match of $4,875 for the deferred compensation plan and a lump sum severance payment in connection with the change of control.

(14) Consists of signing bonus of $25,000 and company match for deferred compensation plan of $9,000.

(15) Left Worldwide on December 18, 2001.

(16) First severance payment of $5,770 and a company match for the deferred compensation plan of $3,696.

(17) Company match for Oxford's 401(k) plan or $1,125

(18) In 1999, our parent executed a stock option plan to grant options and non-qualified stock options to executives, key employees, consultants and directors of our parent, our company and subsidiaries. These options allowed the holder to acquire shares of non-voting common stock of our parent. Upon the 2001 acquisition, all of the outstanding options vested and were exercised.

Employment Agreements and Arrangements

Jean-Francois Gouedard. On February 1, 2002 we entered into an employment agreement with Mr. Gouedard. The agreement provides for an annual base salary of $144,000, after federal and state imposed deductions. The agreement also provides for an annual bonus of up to $100,000, based on certain performance targets to be established annually by the Compensation Committee and a guaranteed bonus of $40,000 in 2002. Other provisions of the employment agreement provide for the use of a company car, tuition reimbursement for Mr. Gouedard's dependents to attend the Dallas International School and a comprehensive relocation package. If Mr. Gouedard terminates his employment for good reason or is terminated by Worldwide for any reason other than for cause, Mr. Gouedard is entitled to receive, as severance, payment of his base salary, plus a pro-rated annual bonus, for a period of twelve months. In the event of a change in control, Mr. Gouedard has the right, with a ten-day written notice to Worldwide, to terminate his employment and receive his base salary, plus a pro-rated annual bonus, for a period of twelve months.

Bradley G. Stanius. We had an employment agreement with Bradley G. Stanius for him to serve as our Executive Chairman. Mr. Stanius was to be paid an annual base salary of $400,000 per year and a discretionary cash bonus, subject to Worldwide meeting certain performance criteria, as determined by the Compensation Committee of Worldwide. On October 6, 2001 Mr. Stanius received a new employment agreement. Based on this new agreement Mr. Stanius was to be paid an annual base salary of $445,000. On December 8, 2001 a severance and settlement agreement was reached between Mr. Stanius and Worldwide. This agreement pays Mr. Stanius over $550,000 in both direct and indirect compensation. Additionally, the agreement states that Mr. Stanius will be made whole for the sale of his house if the sale price is less than the purchase price. Mr. Stanius also has a consulting agreement with Worldwide for one year. This agreement will pay him a $100,000 retainer plus $1,500 for each day service is provided. Mr. Stanius resigned from Worldwide on December 8, 2001.

Peter A. Pappas. We had an employment agreement with Peter A. Pappas for him to serve as our Chief Executive Officer. In February 2001 Mr. Pappas entered into a revised employment agreement. This agreement provided for a base salary of $320,000, an annual bonus of $160,000 if we met certain performance criteria in 2001, a monthly car allowance and reimbursement of club membership. Mr. Pappas resigned from Worldwide in May of 2001.

Jeffrey Kinsella. As of March 31, 2002 no employment agreement exists between Worldwide and Mr. Kinsella.

James Enright. We have an employment agreement with James Enright for him to serve as our Senior Vice President, Human Resources. Mr. Enright is to be paid an annual salary of $150,000 per year and a minimum annual bonus of $45,000. The term of his agreement extends to March 31, 2003. Mr. Enright's employment agreement provides that if he dies, becomes disabled, terminates his employment with good reason or if Worldwide terminates his employment without cause, he will be entitled to receive a severance payment equal to his base salary for the remainder of his employment term.

Anthony P. Dalia. We have an employment agreement with Anthony P. Dalia to serve as Executive Vice President of Airport Technical Services. This agreement provides for an annual base salary of $200,000 and is in effect until March 31, 2002. The agreement also provides for annual bonus of up to 100% of his salary, if Oxford meets certain performance targets. Under this agreement, Mr. Dalia is entitled to severance equal to his base salary plus his accrued annual bonus for the remainder of his term.

David F. Chavenson. We had an employment agreement with David F. Chavenson for him to serve as our Senior Vice President and Chief Financial Officer. Mr. Chavenson was to be paid an annual base salary of $200,000 per year and a discretionary an annual cash bonus of up to 50% of his base salary, as determined by the Compensation Committee of Worldwide. Mr. Chavenson resigned from Worldwide on October 5, 2001.

Jonathan S. Weaver. We had an employment agreement with Jonathan S. Weaver for him to serve as Senior Vice President, Planning and Corporate Development. Mr. Weaver was to be paid an annual base salary of $150,000 and a discretionary cash bonus of up to 50% of his base salary, as determined by the Compensation Committee of Worldwide. Mr. Weaver resigned from Worldwide on December 18, 2001.

All of the employment agreements described above provide that each of the executives will receive life, disability and health insurance benefits for the period of time that they receive payments from Worldwide after their termination of employment.

Worldwide has entered into non-competition and confidentiality agreements with Messrs. Bijaoui, Dalia, Enright, Gouedard, Pappas and Stanius that prohibits these executives from competing with or soliciting employees or customers of our parent, Worldwide or any of our subsidiaries. These limitations last for an average of two years from the termination of employment if the executive leaves Worldwide without good reason or if he is terminated for cause. If the executive leaves our employment with good reason or is terminated without cause, the limitations on competition and solicitation will last for the remaining term of the employment agreement or eighteen months from the time of termination, whichever is longer.

Committees of the Board of Directors

Our Board of Directors presently has two committees, a Compensation Committee and an Audit Committee. Both the Compensation Committee and the Audit Committee are comprised of Messrs. Marchand-Arpoume and Chahda. The Compensation Committee establishes remuneration levels for some of our officers and performs other functions as may be delegated to it under our various benefit and executive compensation programs. The Audit Committee selects and engages the independent public accountants to audit our annual financial statements. The Audit Committee also reviews and approves the planned scope of the annual audit.

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

Compensation of Directors

Messrs. Marchand-Arpoume and Chahda, directors who are not otherwise associated with Worldwide or its affiliates, but who are officers of Vinci Airports S.A., the parent of Vinci Airports US Inc., do not receive compensation for serving as a director. Mr. Gouedard, an executive officer of Worldwide, does not receive compensation for serving as a director.

Limitations on Officers' and Directors' Liability

Our Certificate of Incorporation indemnifies our officers and directors to the fullest extent permitted by the Delaware General Corporation Law ("DGCL"). Under
Section 145 of the DGCL, a corporation may indemnify its directors, officers, employees and agents and its former directors, officers, employees and agents and those who serve, at the corporation's request, in such capacities with another enterprise, against expenses, including attorneys' fees, as well as judgments, fines and settlements in nonderivative lawsuits, actually and reasonably incurred in connection with the defense of any action, suit or proceeding in which they or any of them were or are made parties or are threatened to be made parties by reason of their serving or having served in that capacity. The DGCL provides, however, that the person must have acted in good faith and in a manner that he or she reasonably believed to be in, or not opposed to, the best interests of the corporation and, in the case of a criminal action, he or she must have had no reasonable cause to believe his or her conduct was unlawful. In addition, the DGCL does not permit indemnification in an action or suit by or in the right of the corporation where he or she has been adjudged liable to the corporation, unless, and only to the extent that, a court determines that he or she fairly and reasonably is entitled to indemnity for costs the court deems proper in light of liability adjudication. Indemnification is mandatory to the extent a claim, issue or matter has been successfully defended. The Certificate of Incorporation and the DGCL also prohibit limitations on officer or director liability for acts or omissions, which resulted in a violation of a statute prohibiting dividend declarations, payments to stockholders after dissolution and particular types of loans. The effect of these provisions is to eliminate the rights of our company and our stockholders, through stockholders' derivative suits on behalf of our company, to recover monetary damages against an officer or director for breach of a fiduciary duty as an officer or director, except in the situations described above.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Worldwide is a wholly owned subsidiary of WFS Holdings, Inc., which is a wholly owned subsidiary of Vinci Airports US Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 31, 1999 we entered into a Management Agreement with Castle Harlan, Inc., an affiliate of our parent at that time. Under this Agreement, Castle Harlan provided Worldwide with business and organizational strategies as well as financial, advisory and investment banking services. In return, we agreed to pay a management fee at the annual rate of $1.25 million for the period from July 1, 2000 through December 31, 2002 and $2.0 million from January 1, 2003 through December 31, 2005. This agreement was terminated in October 2001, upon the change of control on October 5, 2001.

On September 7, 2001 and September 20, 2001, we borrowed $1.0 million on each date from Castle Harlan to meet certain liquidity needs. This loan was unsecured with an imputed interest rate of 8.0%. The entire loan, plus accrued interest, was repaid on October 5, 2001, in a series of transactions related to the 2001 acquisition.

On October 5, 2001 we established an intercompany demand loan from Vinci Airports US Inc. to provide short-term liquidity until we can acquire other funding. The interest rate on this loan is based on the one-month LIBOR rate plus 0.75% and is payable upon demand. At December 31, 2001 the outstanding balance was $72.1 million, which was primarily used to fund operations, purchase a $1.3 million war-risk insurance policy, repay the $46.5 million outstanding on the Senior Secured Credit Facility, repay the $2.0 million short-term loan from Castle Harlan and to repurchase $5.5 million of our Senior Notes. This loan consists of $71.2 million of principle, $0.5 million of interest and $0.4 million of fees related to a consulting arrangement with Vinci Airports US Inc.

In conjunction with the purchase of Worldwide, Vinci Airports US Inc. also purchased Airline Container Acquisition Corp. ("ACAC") and its subsidiaries. Worldwide has no ownership in ACAC or any of its subsidiaries, therefore, ACAC's financial information is not included in the consolidated financial statements of Worldwide.

In 1999 we issued $130.0 million of Senior Notes. Interest payments are due semi-annually, on February 15 and

August 15. As of December 31, 2001 Vinci Airports US Inc. and ACAC had purchased $27.4 million and $10.0 million, respectively, of the Senior Notes on the open market. ACAC purchased the notes in the first quarter of 2001 and received a semi-annual interest payment of $0.6 million on August 15, 2001. Vinci Airports US Inc. purchased $5.0 million of notes in October 2001 and another $22.4 million of notes in December 2001. On February 15, 2002 Vinci Airports US Inc. and ACAC received an interest payment of $1.4 million and $0.6 million, respectively.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  1. Financial Statements.

         The financial statements listed in the accompanying Index to Consolidated Financial Statements, which appears on F-1 herein are filed as part of this Form 10-K.

         2. Financial Statement Schedules.

         All financial statement schedules have been omitted due to the absence of conditions under which they are required, not significant, not applicable or because the information is included in the financial statements or notes thereto.

         3.  Exhibits.

         The exhibits listed in the accompanying Exhibits Index are filed as part of this Form 10-K. The exhibits numbered 10.17 and 10.18 are management contracts or compensatory plans or arrangements.

    (b)  Reports on Form 8-K.

         During the fourth quarter of 2001 we filed the following Reports on Form 8-K:

         October 9, 2001 - Form 8-K filed to report, in Item 1, Changes in Control of Registrant and Item 5, that on October 5, 2001 Vinci Airport, Inc. acquired all of the capital stock of WFS Holdings, Inc., the parent of Worldwide Flight Services, Inc.

         November 26, 2001 - Form 8-K filed to report, in Item 5, that pursuant to the terms of the indenture governing Worldwide's 12.25% Senior Notes due 2007, we commenced a change of control offer on October 24, 2001 to repurchase our Senior Notes at 101% of their par, plus accrued interest. As of November 23, 2001, the date the offer expired, $5.5 million aggregate principal amount of Senior Notes had been tendered to Worldwide. Also, on November 26, 2001, we commenced a supplemental change of control offer to repurchase our Senior Notes, also at 101% of their par value, plus accrued interest. This supplemental offer expired on December 11, 2001, and no further shares were tendered.

         December 20, 2001 - Form 8-K filed to report, in Item 4, that on December 17, 2001 the Board of Directors of Worldwide Flight Services, Inc. dismissed Ernst & Young LLP and concurrently appointed Deloitte & Touche LLP as Worldwide's independent accountants to audit its consolidated financial statements for the year ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Worldwide Flight Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas, on the 30th day of March 2001.
                                            WORLDWIDE FLIGHT SERVICES, INC.

                         By: /s/ JEAN-FRANCOIS GOUEDARD
                            -------------------------------------
                             Jean-Francois Gouedard
                             President & Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


              SIGNATURES                                   TITLES                                   DATE
              ----------                                   ------                                   ----
           /s/ Jean-Francois Gouedard             President & Chief Operating Officer          March 31, 2002
-----------------------------------------------   (Principal Executive Officer and Director)
            Jean-Francois Gouedard

              /s/ Jay P. Norris                   Assistant Controller                         March 31, 2002
-----------------------------------------------   (Principal Financial Officer)
                Jay P. Norris

               /s/ Sami Chahda                    Director                                     March 31, 2002
-----------------------------------------------
                  Sami Chada

       /s/ Jean-Pierre Marchand-Arpoume           Director                                     March 31, 2002
-----------------------------------------------
         Jean-Pierre Marchand-Arpoume

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Worldwide Flight Security Service Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas, on the 30th day of March 2001.

                               WORLDWIDE FLIGHT SECURITY
                               SERVICE CORPORATION

                               WORLDWIDE FLIGHT SERVICES, INC.

                               By: /s/ JEAN-FRANCOIS GOUEDARD
                                   ---------------------------------------------
                               Jean-Francois Gouedard
                               President & Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


                 SIGNATURES                                   TITLES                                DATE
                 ----------                                   ------                                ----
          /s/ Jean-Francois Gouedard              President & Chief Operating Officer          March 31, 2002
-----------------------------------------------   (Principal Executive Officer and Director)
            Jean-Francois Gouedard

              /s/ Jay P. Norris                   Assistant Controller                         March 31, 2002
-----------------------------------------------   (Principal Financial Officer)
                Jay P. Norris

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oxford Electronics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Euless, State of Texas, on the 30th day of March 2001.

                               OXFORD ELECTRONICS, INC.



                               By: /s/ JEAN-FRANCOIS GOUEDARD
                                   ---------------------------------------------
                               Jean-Francois Gouedard
                               President & Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


                 SIGNATURES                                   TITLES                                DATE
                 ----------                                   ------                                ----

          /s/ Jean-Francois Gouedard              President & Chief Operating Officer          March 31, 2002
-----------------------------------------------   (Principal Executive Officer and Director)
            Jean-Francois Gouedard

              /s/ Jay P. Norris                   Assistant Controller                         March 31, 2002
-----------------------------------------------   (Principal Financial Officer)
                Jay P. Norris

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                          Page

Report of Independent Auditors                                                            F-1

Consolidated Balance Sheets at December 31, 2001 and 2000                                 F-3

Consolidated Statements of Operations for the period                                      F-4
from October 6, 2001 through December 31, 2001, the period
from January 1, 2001 through October 5, 2001, the year ended
December 31, 2000, the period from April 1, 1999 through
December 31, 1999 and the period from January 1, 1999
through March 31, 1999

Consolidated Statements of Stockholder's Equity for the                                   F-5
period from October 6, 2001 through December 31, 2001, the
period from January 1, 2001 through October 5, 2001, the year ended December 31, 2000, the period from April 1, 1999 through
December 31, 1999 and the period from January 1, 1999 through
March 31, 1999

Consolidated Statements of Cash Flows for the period                                      F-6
from October 6, 2001 through December 31, 2001, the period
from January 1, 2001 through October 5, 2001, the year ended
December 31, 2000, the period from April 1, 1999 through December
31, 1999 and the period from January 1, 1999 through March 31, 1999

Notes to Consolidated Financial Statements                                                F-7

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholder of
Worldwide Flight Services, Inc.

We have audited the accompanying consolidated balance sheet of Worldwide Flight Services, Inc. ("Worldwide") as of December 31, 2001, and the related consolidated statements of operations, stockholder's equity, and cash flows for the period from October 6, 2001 to December 31, 2001 and for the period from January 1, 2001 to October 5, 2001. The financial statements as of December 31, 2000 and for the year ended December 31, 2000, for the period from April 1, 1999 to December 31, 1999, and for the period from January 1, 1999 to March 31, 1999 of AMR Services Corporation were audited by other auditors whose report dated March 16, 2001 expressed an unqualified opinion on those consolidated financial statements. These financial statements are the responsibility of Worldwide's management. Our responsibility is to express an opinion on these 2001 financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Worldwide Flight Services, Inc. as of December 31, 2001 and the consolidated results of its operations and cash flows for the period from October 6, 2001 to December 31, 2001 and for the period from January 1, 2001 to October 5, 2001 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Dallas, Texas
March 29, 2002

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Stockholder of
Worldwide Flight Services, Inc.


     We have audited the accompanying consolidated balance sheets of Worldwide Flight Services, Inc. as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholder's equity, and cash flows for the nine months ended December 31, 1999 and the year ended December 31, 2000 and the consolidated statements of operations, stockholder's equity, and cash flows for the three months ended March 31, 1999, of AMR Services Corporation (the "Predecessor"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Worldwide Flight Services, Inc. as of December 31, 1999 and 2000, the consolidated results of operations and cash flows for the nine months ended December 31, 1999 and the year ended December 31, 2000, the consolidated results of operations and cash flows for the three months ended March 31, 1999 of AMR Services Corporation in conformity with accounting principles generally accepted in the United States.


                                                   ERNST & YOUNG LLP

Dallas, Texas
March 16, 2001

                         WORLDWIDE FLIGHT SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         DECEMBER 31,    DECEMBER 31,
                                                            2001             2000
                                                         ------------    ------------
                                         ASSETS

Current Assets:
     Cash and cash equivalents                           $      5,280    $      1,429

     Restricted cash equivalents                                  750             750
     Accounts receivable, less allowance for doubtful
     accounts of $4,212, and $2,072, respectively              64,263          64,122

     Deferred income taxes                                      9,880           5,333

     Prepaid and other current assets                           7,149           6,809
                                                         ------------    ------------
          Total current assets
                                                               87,322          78,443

Equipment and property:

     Equipment and property, at cost                           49,868          55,814

     Less accumulated depreciation                             (2,858)        (13,039)
                                                         ------------    ------------

                                                               47,010          42,775

     Intangible assets including goodwill, net                170,912         111,654

     Other long-term assets                                     1,924          10,430
                                                         ------------    ------------
          Total assets                                   $    307,168    $    243,302
                                                         ============    ============

           LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
     Accounts payable                                    $     19,937    $     25,585

     Accrued salaries, wages and benefits                      15,634          10,397

     Due to parent                                             72,067              --

     Other accrued liabilities                                 27,782          22,832

     Current portion of long-term debt                          1,350           1,379
                                                         ------------    ------------
          Total current liabilities                           136,770          60,193

     Deferred income taxes                                     10,757           8,772

     Long-term debt, less current portion                     129,746         150,540

Stockholder's equity:
     Common stock                                                  --              --

     Additional paid-in capital                                75,527          40,864

     Retained earnings (deficit)                              (45,625)        (14,617)

     Accumulated other comprehensive loss                          (7)         (2,450)
                                                         ------------    ------------
          Total stockholder's equity                           29,895          23,797
                                                         ------------    ------------
          Total liabilities and stockholder's equity     $    307,168    $    243,302
                                                         ============    ============


                             See accompanying notes

                         WORLDWIDE FLIGHT SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                                                       PREDECESSOR
                                                                WORLDWIDE FLIGHT SERVICES, INC.                           AMRS
                                        ---------------------------------------------------------------------------  ---------------
                                          PERIOD FROM         PERIOD FROM                           PERIOD FROM        PERIOD FROM
                                        OCTOBER 6, 2001     JANUARY 1, 2001                        APRIL 1, 1999     JANUARY 1, 1999
                                               TO                  TO             YEAR-ENDED            TO                  TO
                                        DECEMBER 31, 2001   OCTOBER 5, 2001   DECEMBER 31, 2000   DECEMBER 31, 1999   MARCH 31, 1999
                                        -----------------   ---------------   -----------------   -----------------  ---------------
Revenues:
External customers                          $  84,307          $ 259,698          $ 342,517          $ 216,870          $  38,640

Affiliates                                         --                 --                 --                 --             22,835
                                            ---------          ---------          ---------          ---------          ---------
          Total operating revenues             84,307            259,698
                                                                                    342,517            216,870             61,475

Expenses:

Salaries, wages and benefits                   56,493            171,234            218,020            141,161             39,679

Materials, supplies and services               14,172             38,272             41,396             25,278              7,744

Equipment and facilities rental                 6,892             18,132             22,083             13,529              3,641

Depreciation and amortization                   3,041             15,086             18,083              9,112              1,627
Goodwill impairment                            40,000                 --                 --                 --                 --

Other miscellaneous expenses                    3,982             28,701             32,669             20,163              4,784
General and administrative
allocated expenses                                 --                 --                 --                 --              2,269

Restructuring charges, net                         --               (443)             5,421                 --                 --
                                            ---------          ---------          ---------          ---------          ---------
          Total operating expenses            124,580            270,982            337,672            209,243             59,744
                                            ---------          ---------          ---------          ---------          ---------
Income (loss) from continuing
operations                                    (40,273)           (11,284)             4,845              7,627              1,731

Interest income (expense), net                 (5,083)           (16,246)           (21,260)            (9,950)               440

Other income (expense), net                      (188)            (1,712)               (59)              (337)              (552)
                                            ---------          ---------          ---------          ---------          ---------
Income (loss) before income taxes
and extraordinary loss                        (45,544)           (29,242)           (16,474)            (2,660)             1,619

(Provision) benefit for income
taxes                                             (81)             2,671              5,054                660               (644)
                                            ---------          ---------          ---------          ---------          ---------
Income (loss) before extraordinary
loss                                          (45,625)           (26,571)           (11,420)            (2,000)               975
Extraordinary loss on early
extinguishments of debt, net of tax
benefit of $762                                    --                 --                 --             (1,197)                --
Loss from discontinued operations,
net of tax benefit of $139                         --                 --                 --                 --               (210)
                                            ---------          ---------          ---------          ---------          ---------
Net income (loss)                           $ (45,625)         $ (26,571)         $ (11,420)         $  (3,197)         $     765
                                            =========          =========          =========          =========          =========


                             See accompanying notes

                         WORLDWIDE FLIGHT SERVICES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                 (IN THOUSANDS)

                                                                                       ACCUMULATED
                                                                         RETAINED         OTHER             TOTAL
                                           COMMON        PAID-IN         EARNINGS     COMPREHENSIVE     STOCKHOLDER'S
PREDECESSOR AMRS                           STOCK         CAPITAL         (DEFICIT)     INCOME (LOSS)       EQUITY
----------------                          --------       --------        --------     --------------    -------------
Balance at December 31, 1998              $      1       $ 15,000        $ 48,394        $ (1,030)       $ 62,365

Net income                                      --             --             765              --             765
Foreign currency translation gain               --             --              --             223             223
                                                                                                         --------
     Total comprehensive income
                                                                                                              988
                                          --------       --------        --------        --------        --------
Balance at March 31, 1999                 $      1       $ 15,000        $ 49,159        $   (807)       $ 63,353

Sale of AMRS to Castle Harlan                   (1)       (15,000)        (49,159)            807         (63,353)

WORLDWIDE FLIGHT SERVICES

Sale of stock to parent                         --       $ 28,250              --              --        $ 28,250

Equity contribution by parent                   --         10,668              --              --          10,668

Net loss                                        --             --          (3,197)             --          (3,197)
Foreign currency translation
(loss)                                          --             --              --          (1,832)         (1,832)
                                                                                                         --------
     Total comprehensive income                 --                                                         (5,029)
                                          --------       --------        --------        --------        --------
Balance at December 31, 1999                    --       $ 38,918        $ (3,197)       $ (1,832)       $ 33,889


Equity contribution by parent                   --          1,946              --              --           1,946

Net loss                                        --             --         (11,420)             --         (11,420)
Foreign currency translation (loss)             --             --              --            (618)           (618)
                                                                                                         --------
     Total comprehensive income                 --                                                        (12,038)
                                          --------       --------        --------        --------        --------
Balance at December 31, 2000                    --       $ 40,864        $(14,617)       $ (2,450)       $ 23,797

Redemption of common stock                                   (282)                                           (282)
Non-cash stock compensation                                 1,866                                           1,866
Net loss                                        --                        (26,571)        (26,571)
Foreign currency translation (loss)             --                                         (1,466)         (1,466)
                                                                                                         --------
     Total comprehensive income                 --                                                        (28,037)
                                          --------       --------        --------        --------        --------
Balance at October 5, 2001                      --       $ 42,448        $(41,188)       $ (3,916)       $ (2,656)


Adjustment for purchase accounting:
Sale of parent's stock to Vinci
Airports US Inc.                                --        (42,448)         41,188           3,916           2,656
Capitalization  of  Worldwide by
Vinci Airports US Inc.                          --         75,527                                          75,527
Net loss                                        --                        (45,625)                        (45,625)
Foreign currency translation loss               --                                             (7)             (7)
                                                                                                         --------
     Total comprehensive income                 --                                                        (45,632)
                                          --------       --------        --------        --------        --------
Balance at December 31, 2001                    --       $ 75,527        $(45,625)       $     (7)       $ 29,895
                                          ========       ========        ========        ========        ========


                             See accompanying notes

                         WORLDWIDE FLIGHT SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                                       PREDECESSOR
                                                             WORLDWIDE FLIGHT SERVICES, INC.                               AMRS
                                           ------------------------------------------------------------------------- ---------------
                                              PERIOD FROM        PERIOD FROM                         PERIOD FROM       PERIOD FROM
                                            OCTOBER 6, 2001    JANUARY 1, 2001                      MARCH 31, 1999   JANUARY 1, 1999
                                                  TO                  TO           YEAR-ENDED              TO               TO
                                           DECEMBER 31, 2001   OCTOBER 5, 2001  DECEMBER 31, 2000  DECEMBER 31, 1999 MARCH 31, 1999
                                           -----------------   ---------------  -----------------  ----------------- ---------------
Operating Activities:
Net income (loss)                              $ (45,625)         $ (26,571)       $ (11,420)         $  (3,197)        $     765

Adjustments to reconcile net earnings
to net cash provided by operating
activities:
Depreciation and amortization                      3,041             15,086           18,012              9,112             1,627
Goodwill Impairment                               40,000                 --
Non-cash stock compensation                           --              1,866               --                 --                --
Deferred income taxes                                 --             (2,562)          (7,367)            (4,226)            1,584
Extraordinary loss                                    --                 --               --              1,959                --
Restructuring charge                                  --               (443)           5,421                 --                --
Other                                                184                 --            1,295                494                --
Change in assets and liabilities, net
of effects of acquisitions:
Accounts receivable                               (9,066)             7,692           11,295            (29,983)           (4,190)
Prepaid and other assets                          (1,626)                --           (2,360)                --                --
Accounts payable and accrued liabilities           2,539             (2,873)          (9,603)            (4,605)              183
Other, net                                            --              1,305               --             26,941            (7,117)
                                               ---------          ---------        ---------          ---------         ---------
Net cash provided by (used in)
operating activities                             (10,553)            (6,500)           5,273             (3,505)           (7,148)

Investing Activities:
Capital expenditures                              (2,281)           (13,758)          (9,057)            (6,439)           (1,688)
Acquisitions, net of cash                             --             (2,700)          (9,639)          (149,833)               --

Other                                                 --                 --               --               (750)               26
                                               ---------          ---------        ---------          ---------         ---------
Net cash used by investing activities             (2,281)           (16,458)         (18,696)          (157,022)           (1,662)

Financing Activities:
Proceeds from sale of senior notes                    --                 --               --            126,793                --
Repurchase senior notes                           (5,550)                --               --
Issue costs on long-term debt                         --                 --             (607)           (10,204)               --
Proceeds from long-term debt                          --             23,265           12,914             85,997                --
Payments on long-term debt                       (48,577)                --               --            (78,959)               --
Proceeds from intercompany borrowings             71,202                 --               --                 --                --
Proceeds from sale of stock                           --                 --               --             28,250                --
Equity contribution by
parent or officers                                   760                 --            1,946             10,425                --
Other                                                279             (1,736)          (1,176)                --            (5,390)
                                               ---------          ---------        ---------          ---------         ---------
Net cash provided by (used in) financing
activities                                        18,114             21,529           13,077            162,302            (5,390)
Net increase (decrease) in cash and cash
equivalents                                        5,280             (1,429)            (346)             1,775           (14,200)
Cash and cash equivalents at beginning of
period                                                --              1,429            1,775                 --            14,200
                                               ---------          ---------        ---------          ---------         ---------
Cash and cash equivalents at end of period     $   5,280          $      --        $   1,429          $   1,775         $      --
                                               =========          =========        =========          =========         =========

Supplemental Disclosures of Cash Flow
Information:
Cash paid (refunded) for income taxes          $      34          $     574        $   3,104          $   1,303         $  (1,079)
Cash paid for interest                               895             20,618           19,209              3,406                --
Non-cash transactions:
Value of warrants issued by parent                    --                 --               --                242                --

                             See accompanying notes.

                         WORLDWIDE FLIGHT SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND BASIS OF PRESENTATION

Business

Worldwide is an independent provider of ground services which operates in four separate areas: cargo handling, ramp services, passenger services and technical services. Cargo handling activities includes the loading and unloading of cargo aircraft, the build-up and breakdown of cargo, freight management, and other services. Ramp services include loading and unloading, aircraft marshaling, aircraft pushback, aircraft de-icing, cabin cleaning, aircraft fueling and providing heating, air-conditioning, lavatory and water services. Passenger services includes passenger ticketing, curbside and ticket counter check-in boarding services, baggage claim and other services for passengers. Technical services include maintenance and repairs to jet bridges, baggage conveyors and ground equipment, in addition to other services.

Worldwide operates in airports around the world, primarily in New York City, Dallas, Miami, Pittsburgh, Paris, France and Hong Kong. International operations are generally organized as either foreign branches or separately incorporated subsidiaries.

Basis of Presentation

Worldwide was incorporated in Delaware on December 12, 1983 as AMR Services Corporation ("AMRS" or "the Predecessor"), a subsidiary of AMR Corporation ("AMR"). On March 31, 1999 Worldwide was acquired by WFS Holdings, Inc., which was owned by Castle Harlan Partners III, L.P. and its affiliates ("the Castle Harlan acquisition"). Following the Castle Harlan acquisition, Worldwide changed its name from AMR Services Corporation to Worldwide Flight Services, Inc.

The Castle Harlan acquisition was funded by an initial capital contribution by the parent of $28.3 million and borrowings under a term debt facility and revolving credit facility. This acquisition resulted in a new entity, as well as a change in the basis of accounting. As a result, financial information at any point or for any period subsequent to March 31, 1999 is not comparable to financial information at any point or for any period prior to the Castle Harlan acquisition.

Prior to the Castle Harlan acquisition, some subsidiaries, divisions and branches of AMRS were sold or transferred to AMR. As a result, the accompanying consolidated financial statements of the Predecessor have been adjusted to exclude certain subsidiaries, divisions, or branches, in order to achieve a consistent presentation of the entities included in the Castle Harlan acquisition as discussed above. As a result, the financial statements presented herein do not represent the legal entity AMRS as it existed prior to March 31, 1999, but rather represent the entity purchased from AMR. The accompanying financial statements for periods prior to March 31, 1999 were prepared from the historical accounting records of AMR. These financial statements included all revenues of the Predecessor and all items of expense directly incurred and expenses charged or allocated to it by AMR in the normal course of business.

Since March 1999, we made three significant acquisitions: on August 12, 1999, we purchased all of the stock of MAS for approximately $63.0 million: on August 23, 1999, we purchased all of the stock of Aerolink for approximately $5.9 million, plus an earn-out of $1.0 million, which was paid in 2000; and on April 5, 2000, we purchased all the stock of Oxford for approximately $9.6 million, plus a deferred payment of up to $2.5 million, which was paid out in the first quarter of 2001.

On October 5, 2001, Vinci Airports US Inc. acquired all of the capital stock of WFS Holdings, Inc., the parent of Worldwide Flight Services, Inc. (the "2001 acquisition"). Vinci Airports US Inc. is a wholly-owned subsidiary of Vinci Airports S.A. Vinci Airports US Inc. made an initial equity contribution of $75.5 million and established a short-term demand loan of $48.6 million. This acquisition did not result in a new entity, but it did result in a change in the basis of accounting. Consequently, the financial information at any point or for any period subsequent to October 5, 2001 is not comparable to financial information at any point or for any period prior to the 2001 acquisition.

Foreign operations within Worldwide are substantially self-contained in that the majority of the revenues and related expenses are incurred in those currencies. The financial statements of our foreign subsidiaries and branches are translated using the current exchange rate, in accordance to SFAS No. 52, Foreign Currency Translation. Accordingly, assets and liabilities of the foreign subsidiaries and branches are translated at end-of-period exchange rates. Operations are translated at the weighted average exchange rates for the period. Foreign currency transaction gain or loss is included in other income or loss for the period. Losses resulting from foreign currency transactions during the three-month period ended March 31, 1999 was approximately $552,000. Since the Castle Harlan acquisition, Worldwide has concluded that certain intercompany foreign notes receivable represent permanent investments in those operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Worldwide and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

The presentation of certain prior period information has been reclassified to conform with the current period presentation.

Revenue Recognition

Worldwide recognizes fees from its service contracts as service is provided. The terms of the service contracts are generally cancelable by either party with a ninety-day notice. Worldwide provides services to a significant number of airlines around the world with typical payment terms of 30-60 days. Worldwide routinely analyzes the credit worthiness of its customers and generally does not require collateral.

Business and Concentrations of Credit Risk

For the year ended December 31, 2001, Worldwide derived approximately 20.5% of its revenues from AMR and its affiliates, primarily American Airlines and American Eagle (collectively "American"). As of December 31, 2001, we had outstanding receivables from American of $14.3 million.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments with maturities of ninety days or less when purchased. As of December 31, 2001 and 2000, approximately $750,000 of cash equivalents is restricted by Worldwide's commercial banking arrangement.

Long-lived Assets and Goodwill

Worldwide reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying value of the assets exceeds the fair value. Assets held for sale are reported at the lower of the carrying amount or fair value less costs to sell.

Intangibles

In connection with the 2001 acquisition, we recorded goodwill of $210.9 million. This goodwill represents the excess purchase price over the fair value of net tangible assets and other specifically identified intangible assets as of October 5, 2001. During the period from October 6, 2001 to December 31, 2001, we recorded a goodwill impairment charge of $40.0 million relating to decreases in the Company's fair value after the terrorists attacks on September 11, 2001.

During 2001, we accounted for goodwill recognized prior to June 30, 2001, in accordance with APB Opinion No. 17, Intangible Assets, amortizing goodwill over 20 years. However, on January 1, 2002, we adopted SFAS Statement No. 142, Goodwill and Other Intangible Assets, which significantly changed the accounting for goodwill. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests at least annually. Due to the transition rules of Statement No. 142, goodwill recognized in connection with the 2001 acquisition was not amortized.

Financial Instruments

Worldwide has purchased an interest rate cap agreement to hedge interest on variable-rate debt instruments. Prior to January 1, 2001, to the extent we had borrowings outstanding on variable-rate debt instruments, the cost of the interest rate cap is deferred and recognized as an adjustment to interest expense on the variable rate debt. Notional amounts in excess of variable-rate debt outstanding are marked to market with the resulting gain or loss being included in interest expense. On January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133, as amended. This statement requires financial derivatives to be recorded at fair value. Our interest rate cap agreements had no significant fair value at January 1, 2001 or at December 31, 2001. There was no significant impact due to the adoption of this statement.

Due to the proximity of the 2001 acquisition to December 31, 2001, management believes the reported amounts for the Company's financial instruments approximate fair value. The Company's financial instruments consist of Cash, Accounts Receivable, Due to Parent, and Long Term Debt. Although Vinci Airports US Inc. purchased $22.4 million of the Company's notes during the period from October 6, 2001 to December 31, 2001 at a price of 109.25, there is not sufficient trading volume for management to consider that price to represent fair value for the entire obligation.

Income Taxes

The Predecessor was included in AMR consolidated United States federal income tax return and state income tax returns in unitary states. Under the terms of AMR tax sharing policy, income taxes were allocated to AMR subsidiaries as if the subsidiaries were separate taxable entities. The Predecessor computed its provision for deferred federal income taxes using the liability method as if it were a separate taxpayer. Under this method, deferred tax assets and liabilities were determined based on differences between financial reporting and tax bases of assets and liabilities and were measured using the enacted tax rates. As set forth in the provisions of the Castle Harlan acquisition agreement, income, franchise, ad valorem, and other tax liabilities for periods prior to March 31, 1999 remained the liability of AMR.

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

We evaluate all deferred tax assets to determine if a valuation allowance is needed. A valuation allowance is recorded if it is more likely than not a deferred tax asset will not be realized. We consider future taxable income, taxable temporary differences and tax planning strategies in the deferred tax asset evaluation process.

Common Stock, Stock Options and Warrants

On December 31, 2001, Worldwide had 1,000 shares of issued, authorized and outstanding $0.01 par value common stock, all owned by Holdings.

Certain employees were granted stock options under Holdings' 1999 Stock Option Plan, which was terminated in conjunction with the 2001 acquisition. Upon the change of control, all outstanding stock options granted under this plan vested and were exercised. (see Note 14) In connection with the private placement of $130 million in 12.25%

Senior Notes due 2007 (the "Senior Notes"), Holdings issued 130,000 warrants, which entitled the holder to an aggregate of 74,750 shares of its non-voting common stock. All of these warrants were exercised upon the change of control on October 5, 2001. At December 31, 2001, there were no stock options or warrants outstanding.

Some members of management were given the opportunity to purchase shares of Holdings' common stock at the original purchase value of $3.25 per share. These stock purchase rights were generally granted, subject to certain restrictions, under the executive employment agreements, which were terminated upon change of control. The new employment agreements, effective October 5, 2001, do not allow for the purchase of stock.

Segments

Worldwide reports financial information and evaluates its operations by location and not by its four different services categories. We do not have discrete financial information to evaluate the operating results for each of the four ground service categories. Although revenue can be identified for these service categories, management cannot and does not identify expenses, profitability or other financial information for these service categories. As a result, management reviews operating results solely by location and thus we have determined that it operates under one reportable segment.

Allowance for Doubtful Accounts

The following summarizes the activity in the allowance for doubtful accounts for the following periods (in thousands):

                                                                     ACQUISITION
                                      BALANCE AT                        OF MAS,
                                     BEGINNING OF      BAD DEBT      AEROLINK AND                     BALANCE AT END
           PERIOD                       PERIOD         EXPENSE          OXFORD        WRITE-OFFS         OF PERIOD
           ------                    ------------      --------      ------------     ----------      --------------
Period from October 6, 2001 to
  December 31, 2001                    $ 7,116         $    --         $    --         $(2,904)         $ 4,212
Period from January 1, 2001 to
  October 5, 2001                        2,072           5,164              --            (120)           7,116
Year-Ended December 31, 2000             1,428           1,730              50          (1,136)           2,072
Period Ended December 31, 1999             915             880             250            (617)           1,428
Period Ended March 31, 1999            $   449         $   466              --              --          $   915

3. ACQUISITIONS

Since Worldwide's inception, we made three significant acquisitions: on August 12, 1999, we purchased all of the stock of MAS for approximately $63.0 million; on August 23, 1999, we purchased all of the stock of Aerolink for approximately $5.9 million, plus an earn-out of $1.0 million, which was paid in 2000; and on April 5, 2000, we purchased all the stock of Oxford for approximately $9.6 million, plus a deferred payment of $2.5 million, which was paid out in the first quarter of 2001.

If the acquisitions of AMRS, MAS and Aerolink had occurred at the beginning of the year ended December 31, 1999 and the acquisition of Oxford had occurred at the beginning of year ended December 31, 2000, total revenues and net loss would have been as follows (in thousands):

                                 1999          2000
                               ---------     --------
Revenues...................    $ 332,453     $345,477
Net income (loss)..........       (5,844)     (10,974)

Acquisition of Worldwide by Vinci Airports US Inc.

On October 5, 2001 Vinci Airports US Inc. acquired all of the capital stock of WFS Holdings Inc. Vinci Airports US Inc. is a wholly-owned subsidiary of Vinci Airports S.A. The transaction was consummated pursuant to an Agreement and Plan of Merger and Stock Purchase Agreement dated as of September 7, 2001 among WFS Holdings, Inc., Airline Container Acquisition Corp., Castle Harlan Partners III, L.P., Vinci S.A., Vinci Airports US Inc. and Vinci Merger Sub Corp. The transaction, which was completed utilizing funds of Vinci Airports US Inc., had a fair value to Worldwide of approximately $254.8 million, including transaction costs. In connection with this transaction, Worldwide recorded $210.9 million of goodwill, which represents the difference between the allocated purchase price and the initial estimate of the fair value of net assets acquired. Worldwide decreased the prior carrying value of current assets by $1.2 million and total assets by $10.8 million and increased current liabilities by $7.3 million and total liabilities by $11.2 million through its initial purchase price allocation process. Airline Container Acquisition Corp. is a separate holding under Vinci Airports US Inc. and is therefore not a part of Worldwide's consolidated group.

Worldwide is continuing to obtain information needed to reflect the acquired assets and liabilities at fair values as of the date of acquisition, therefore, the final allocation of the purchase price remains subject to change. Any changes in purchase price allocation identified from gathering this additional information, primarily for fixed assets and identified intangibles, may result in changes in goodwill and the related asset, liability and deferred tax amounts.

4. LONG-TERM DEBT

Long-term debt consists of the following as of December 31 (in millions):

                                                                      2001            2000
                                                                     -------         -------
12.25% Senior Notes due August 7, 2001 .....................         $ 125.8         $ 127.1
Borrowings under the Senior Secured Credit Facility ........              --            21.5
Capital Lease Obligations and Other ........................             5.3             3.3
                                                                     -------         -------
                                                                       131.1           151.9
Less current maturities ....................................             1.4             1.4
                                                                     -------         -------
Total long-term debt .......................................         $ 129.7         $ 150.5
                                                                     =======         =======

In a 1999 private placement, we issued $130.0 million of Senior Notes. In connection with the issuance of these Senior Notes, Holdings also issued 130,000 warrants, which entitled the holder to an aggregate of 74,750 shares of its non-voting common stock. Subsequent to the private placement, the Senior Notes were registered through a public exchange offer. On October 5, 2001, Vinci Airports US Inc. completed its purchase of WFS Holdings, Inc. and its subsidiaries. Under the terms of the indenture governing these notes, we commenced a change of control offer on October 24, 2001 to repurchase our Senior Notes at 101% of their par value, plus accrued but unpaid interest. Notes with an aggregate face value of $5.5 million were tendered to Worldwide during the change of control offer period. We adjusted the carrying value of $124.5 million for our remaining Senior Notes to fair value of $125.8 million as part of the purchase price allocation.

Worldwide's obligation under the Senior Notes is unconditionally guaranteed on a joint and several basis by its domestic subsidiaries. (see Note 13) Worldwide is also subject to certain covenants under the Senior Note indenture and we were in compliance with these covenants throughout the year ended and as of December 31, 2001.

In connection with the 2001 acquisition, Vinci Airports US Inc. repaid the outstanding balance on the Senior Secured Credit Facility and terminated the facility. The outstanding balance at the time of repayment was $46.5 million and was funded from the proceeds of an intercompany demand loan from Vinci Airports US Inc.

5. RELATED PARTY TRANSACTIONS

AMRS (Predecessor)

American invested cash or alternatively provided financing for the operations of its affiliates, including AMRS. The Predecessor received interest at the average rate earned by American's portfolio of short-term marketable securities. The aforementioned arrangement resulted in interest income that may not be representative of what AMRS would have received if it were not affiliated with AMR.

The Predecessor's transactions with AMR Services Holding Corporation, American, and American Eagle Inc., a wholly owned subsidiary of AMR, were recorded on a basis determined by the parties which may not be representative of the terms the Predecessor might have negotiated with third parties. AMRS recognized revenue from affiliates primarily related to freight handling and ramp services. General and administrative expenses allocated and transfer priced from AMR Services Holding Corporation and AMR and its affiliates to AMRS, including legal, accounting, personnel, employee benefits (including post-employment benefits), marketing, and other administrative costs aggregated $2.3 million for the three-month period ended March 31, 1999. In addition,

AMR and affiliates allocated approximately $0.6 million of other operating expenses, primarily travel expenses, computer related charges, and facilities rent for the three months ended March 31, 1999. Expenses allocated to the Predecessor by AMR were primarily based on an allocation cost method. The method for allocated costs was generally based on a specific measurement such as the number of transactions processed, employee head count, square footage, etc.

Certain eligible members of management participated in a defined benefit plan sponsored by American. AMRS was jointly and severally liable with AMR and other members of AMR consolidated group for applicable funding and termination liabilities, if any, of the plan. The accompanying financial statements do not reflect the portion of the net obligation of the defined benefit plan sponsored by AMR attributable to the employees of AMRS.

Worldwide

On March 31, 1999 we entered into a Management Agreement with Castle Harlan, Inc., an affiliate of our parent at that time. Under this Agreement, Castle Harlan provided Worldwide with business and organizational strategies as well as financial, advisory and investment banking services. In return, we agreed to pay a management fee at the annual rate of $1.25 million for the period from July 1, 2000 through December 31, 2002 and $2.0 million from January 1, 2003 through December 31, 2005. This agreement was terminated in October 2001, in conjunction with the change of control on October 5, 2001.

On September 7, 2001 and September 20, 2001, we borrowed $1.0 million on each date from Castle Harlan to meet certain liquidity needs. This loan was unsecured with an imputed interest rate of 8.0%. The entire loan, plus accrued interest, was repaid on October 5, 2001, in a series of transactions related to the 2001 acquisition.

On October 5, 2001 we established an intercompany demand loan from Vinci Airports US Inc. to provide short-term liquidity until we can acquire other funding. The interest rate on this loan is based on the one-month LIBOR rate plus 0.75% and is payable upon demand. At December 31, 2001 the outstanding balance was $72.1 million, which was primarily used to fund operations, purchase a $1.3 million war-risk insurance policy, repay the $46.5 million outstanding on the Senior Secured Credit Facility, repay the $2.0 million loan from Castle Harlan and to repurchase $5.5 million of our Senior Notes. This intercompany loan consists of $71.2 million of principal, $0.5 million of interest and $0.4 million of fees related to a consulting arrangement with Vinci Airports US Inc.

In conjunction with the purchase of Worldwide, Vinci Airports US Inc. also purchased Airline Container Acquisition Corp. ("ACAC") and its subsidiaries. Worldwide has no ownership in ACAC or any of its subsidiaries, therefore, ACAC's financial information is not included in the consolidated financial statements of Worldwide.

In 1999 we issued $130.0 million of Senior Notes. Interest payments are due semi-annually, on February 15 and August 15. As of December 31, 2001 Vinci Airports US Inc. and ACAC had purchased $27.4 million and $10.0 million, respectively, of the Senior Notes on the open market. ACAC purchased the notes in the first quarter of 2001 and received a semi-annual interest payment of $0.6 million on August 15, 2001. Vinci Airports US Inc. purchased $5.0 million of Notes in October 2001 and another $22.4 million of Notes in December 2001. On February 15, 2002 Vinci Airports US Inc. and ACAC received an interest payment of $1.4 million and $0.6 million, respectively.

6. RESTRUCTURING CHARGES

In June 2000, Worldwide's management approved a restructuring plan to realign Worldwide's organization, reduce overhead costs and eliminate excess and duplicative facilities. In connection with this plan, Worldwide recorded a restructuring charge of $7.7 million in the second quarter ended June 30, 2000. During the fourth quarter of fiscal 2000, we reversed approximately $3.3 million of the original restructuring charge. The restructuring consists primarily of two parts: (1) the merging and integration of operations of Worldwide with MAS and Aerolink, and (2) other headquarters cost reduction measures.

In connection with the acquisitions of MAS and Aerolink, management initiated plans to consolidate and integrate the operations of these two companies into Worldwide through workforce reductions and the closure of duplicative facilities. Amounts originally contained within the restructuring charge included non-employee contract terminations of $1.2 million and costs associated with contract termination for vacated facilities of $3.7 million. Other exit costs of $0.8 million related primarily to professional fees and incidentals. The remaining $2.0 million in charges represented severance payments related to staff level reductions at Worldwide's headquarters and laid-off employees in field operations.

The original charge of $7.7 million was revised to $4.4 million in the fourth quarter primarily due to the fact that certain exit costs related to facility leases were lower than expected due to negotiations with the lessors. In addition, it was determined that one facility originally scheduled to close would remain open to service new customers.

In December 2000, we recorded a second restructuring charge of $1.0 million relating to the termination and severance of four executives. In connection with the restructuring costs charged in 2000, approximately $1.8 million and $2.0 million was paid in 2001 and 2000, respectively.

In 2001, we made several downward revisions to our restructuring estimates to match the actual costs incurred. As a result, we reversed $.4 million of the reserve in the second quarter of 2001. In connection with the 2001 acquisition we announced and began implementing a plan to restructure our operations in an effort to respond to the current economic climate. This restructuring plan resulted in various workforce reductions at our corporate headquarters. As a result, a $2.3 million restructuring accrual was established as part of the purchase price allocation. Approximately $0.4 million was paid in 2001.

The following table summarizes the activity related to the restructuring charges in fiscal 2001 (in thousands):

                                                                    RESTRUCTURING CHARGES
                                              ---------------------------------------------------------------
                                                RESERVE                                                              RESERVE
                                                BALANCE                          CHANGE                              BALANCE
                                              DECEMBER 31,                      OF CONTROL                         DECEMBER 31,
DESCRIPTION                                       2000          REVISIONS       PROVISION            PAYMENT           2001
-----------                                   ------------      ---------       ----------           --------      ------------
Involuntary employee severance .........         $ 1,965         $  (385)         $ 1,625            $(1,514)         $ 1,691
Non-employee contract terminations .....             883             (58)              --               (197)             628
Lease terminations .....................             519            (250)              --               (215)              54
Other exit costs .......................             100             250               --                (98)             252
Other business restructuring(a) ........              --              --              675(a)            (216)             459
                                                 -------         -------          -------            -------          -------
     Total restructuring charge ........         $ 3,467         $  (443)         $ 2,300            $(2,240)         $ 3,084
                                                 =======         =======          =======            =======          =======

(a) Business restructuring costs primarily relate to other costs of workforce reductions.

7. PROPERTY AND EQUIPMENT

Property and equipment are carried at cost and are depreciated using the straight-line method over the estimated lives indicated in the table below. Maintenance and repair costs are expensed as incurred. At the time of sale, October 5, 2001, the fair value of fixed assets was estimated to be approximately their net book value of $47.9 million. In accordance with the purchase method of accounting, Worldwide is assessing the fair value of its property and equipment. Any changes to finalized fair value would be an adjustment to the asset, deferred taxes and goodwill.

The following table summarizes Worldwide's property and equipment at December 31, 2001 and 2000 (in thousands):

                                                         DEPRECIABLE LIFE           2001               2000
                                                         ----------------          -------            -------
Building and improvement ...........................        25-30 years            $ 9,785            $12,205
Ground equipment ...................................          5-8 years             27,990             34,679
Other, primarily equipment .........................         3-10 years             12,093              8,930
                                                                                   -------            -------
Equipment and property, at cost ....................                               $49,868            $55,814
                                                                                   =======            =======

Depreciation expense totaled $3.1 million for the period from October 5, 2001 to December 31, 2001 and $10.2 million for the period from January 1, 2001 through October 5, 2001; $11.3 million for the year ended December 31, 2000; and $6.0 million for the period from April 1, 1999 through December 31, 1999 and $1.6 million for the period from January 1, 1999 through March 31, 1999.

8. INCOME TAXES

Income before income taxes for the three-month period ended March 31, 1999 of the Predecessor was $0.1 million for U.S. operations and $1.1 million for foreign operations. For U.S. operations, loss before income taxes for the nine-month period ended December 31, 1999 and the year ended December 31, 2000 was $11.3 million and $21.4 million, respectively. For foreign operations, income before income taxes for the nine-month period ended December 31, 1999 and the year ended December 31, 2000 was $6.6 million and $4.9 million, respectively. Loss before income taxes for the period from January 1, 2001 to October 5, 2001 and for the period from October 6, 2001 to December 31, 2001 was $29.3 million and $45.5 million, respectively, for US operations and $0.4 million and $0.1 million, respectively, for foreign operations. These amounts include the amounts allocated to discontinued operations in 1999, all of which occurred in U.S. operations.

The components of the income tax provision for each of the periods presented are as follows (in thousands):

                                                  PERIOD            PERIOD                          PERIOD            PERIOD
                                                   FROM              FROM                            FROM              FROM
                                             OCTOBER 6, 2001   JANUARY 1, 2001   YEAR-ENDED      APRIL 1, 1999    JANUARY 1, 1999
                                                   TO                 TO         DECEMBER 31,         TO                TO
                                            DECEMBER 31, 2001  OCTOBER 5, 2001       2000      DECEMBER 31, 1999  MARCH 31, 1999
                                            -----------------  ---------------   ------------  -----------------  ---------------
Current:
   Federal .............................         $  (330)         $    --          $   314          $    --          $(1,194)
   Foreign .............................             (36)            (109)           1,998            2,646              180
   State ...............................             447               --               --              158              (65)
                                                 -------          -------          -------          -------          -------
                                                      81             (109)           2,312            2,804           (1,079)
Deferred ...............................              --           (2,562)          (7,366)          (4,226)           1,584
                                                 -------          -------          -------          -------          -------
Total income tax provision (benefit) ...         $    81          $(2,671)         $(5,054)         $(1,422)         $   505
                                                 =======          =======          =======          =======          =======

Reconciliations of the provisions for income taxes computed at the statutory rate of the reported provisions for income taxes for the indicated periods are set forth below (in thousands).

                                                  PERIOD            PERIOD                          PERIOD            PERIOD
                                                   FROM              FROM                            FROM              FROM
                                             OCTOBER 6, 2001   JANUARY 1, 2001   YEAR-ENDED      APRIL 1, 1999    JANUARY 1, 1999
                                                   TO                 TO         DECEMBER 31,         TO                TO
                                            DECEMBER 31, 2001  OCTOBER 5, 2001       2000      DECEMBER 31, 1999  MARCH 31, 1999
                                            -----------------  ---------------   ------------  -----------------  ---------------
Statutory income provision .............         $(15,940)         $(10,234)         $ (5,766)         $ (1,617)         $    445
State income tax provision, net ........              291              (999)               --              (159)               39
Foreign taxes, rate differential .......              (93)             (280)               --                --               180
Unbenefited foreign losses .............               75               224                --                --                --
Tax effect of permanent differences ....           14,036               627                --                --                --
Change in valuation allowances .........            1,997             8,524                --                --                --
Other ..................................             (285)             (533)              712               354              (159)
                                                 --------          --------          --------          --------          --------
Income tax provision (benefit) .........         $     81          $ (2,671)         $ (5,054)         $ (1,422)         $    505
                                                 ========          ========          ========          ========          ========

The tax effect of temporary differences that give rise to significant components of deferred tax assets and liabilities at December 31, 2001 and December 31, 2000 of Worldwide are as follows (in thousands):

                                                           2001                               2000
                                                 CURRENT        NON-CURRENT          CURRENT         NON-CURRENT
                                                 --------       -----------         --------         -----------
Deferred tax assets:
   Expenses deductible for tax in a
   different period than books .........         $  9,795         $  4,285          $  4,916          $     --
   Foreign tax credit ..................               --            1,661               223             3,513
   Net operating loss Carryforward .....               --           19,149                --             4,261

   Other ...............................               85               --               194                --
                                                 --------         --------          --------          --------
Total deferred tax assets ..............            9,880           25,095             5,333             7,774
                                                 --------         --------          --------          --------
Valuation allowance ....................               --          (20,007)               --              (596)
                                                 --------         --------          --------          --------
Net deferred tax asset .................            9,880            5,088             5,333             7,178
                                                 ========         ========          ========          ========
Deferred tax liabilities:
   Undistributed earnings of foreign
   subsidiaries ........................               --            1,335                --             1,482

   Identified intangibles ..............               --           11,255                --            11,718

   Accelerated depreciation ............               --              699                --               666

   Other ...............................               --            2,556                --             2,084
                                                 --------         --------          --------          --------
Total deferred tax liabilities .........               --           15,845                --            15,950
                                                 --------         --------          --------          --------
Net deferred tax asset (liability) .....         $  9,880         $(10,757)         $  5,333          $ (8,772)
                                                 ========         ========          ========          ========

Worldwide has approximately $54.7 million of net operating losses at December 31, 2001. Approximately $1.3 million of this amount will expire from 2010 to 2013 and $53.4 million will expire from 2020 to 2022.

Section 382 of the Internal Revenue Code limits the future use of net operating losses if there is more than a 50% change in control over a three (3) year period. The annual limitation is equal to the value of Worldwide at the change date multiplied by the applicable federal funds rate, plus any recognized built-in-gains. Approximately $47.2 million of Worldwide NOL's are subject to the Section 382 limitation. The annual limitation on the NOL's is approximately equal to $12.0 million, plus any recognized built-in-gains. Any unused Section 382 limitation may generally be carried forward.

We had $47.2 million of NOL's at the acquisition date, which was fully offset by a valuation allowance. Any future reduction in this valuation allowance will be reflected first as a reduction of intangible assets and then as an increase to equity. We had approximately $7.5 million of net operating losses that were generated after the acquisition date; these are also fully offset by a valuation allowance. Any future reduction in this valuation allowance will reduce future income tax expense.

We recorded gross deferred tax assets in connection with the 2001 acquisition. The deferred tax assets were fully offset by a valuation allowance. Accordingly, we did not record a net deferred tax asset associated with the 2001 acquisition.

We evaluate all deferred tax assets to determine if a valuation allowance is needed. In 2001, we determined it was more likely than not that our net deferred tax assets would not be realized.

We had a valuation allowance for the periods ended December 31, 2000 and 2001, in the amounts of $0.6 million and $20.0 million respectively. Of the $19.4 million increase, $8.5 million offset the tax benefit of the operating loss incurred from January 1, 2001 to October 5, 2001, $8.9 million offset the gross deferred tax assets recorded in connection with the 2001 acquisition on October 5, 2001 and $2.0 million offset the tax benefit of the operating loss incurred from October 6, 2001 to December 31, 2001.

9. FINANCIAL INSTRUMENTS

In connection with the Senior Secured Credit Facility, Worldwide was required to purchase interest rate caps in order to manage risks related to changes in variable interest rates. The interest rate caps limited Worldwide's exposure to floating interest rates and caps it at 6.5%. These caps have a notional amount of $44.8 million at December 31, 2001 and 2000, and expire in varying amounts through March 2003. In 2000 and during the nine months ended December 31, 1999, the interest rate caps exceeded the outstanding borrowings under the Senior Secured Credit Facility, resulting in a mark-to-market charge to interest expense of $415,000 and $58,000, respectively. The approximate fair value of these instruments at December 31, 2001 and 2000 was zero and $43,000, respectively.

10. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under operating leases with initial and remaining noncancelable lease terms in excess of one year are as follows (in thousands):

2002.......................   $      15,892
2003.......................           9,762
2004.......................           8,694
2005.......................           6,394
2006 and thereafter........          18,803
                              -------------
                              $      59,545
                              =============

All major airport facilities and office spaces are leased under operating leases, many of which include renewal options and indexed escalation clauses.

Commitments and Contingencies

We are involved in an investigation by the National Transportation Safety Board ("NTSB") into the cause of the crash of an Emery Worldwide Airlines, Inc. cargo jet on February 16, 2000. The crash occurred shortly after takeoff from Mather Field in Sacramento, California, killing all three people aboard. Miami Aircraft Support, Inc., a subsidiary of Worldwide, loaded the cargo onto the plane. We are cooperating with the NTSB in the investigation, and to date the NTSB has not issued its report.

In addition to the NTSB investigation, we are one of several defendants in three individual lawsuits arising out of the crash. One of the suits is filed in state court in California, one in state court in Ohio, and one in state court in Texas. We believe that we have adequate insurance coverage for any liability that may ultimately be assessed in these suits.

Actions and claims against certain subsidiaries of Worldwide under common law and state and federal statutes for employment, personal injury, property damage and breach of contract arise in the ordinary course of their businesses. The remedies sought in such actions include compensatory, punitive and exemplary damages as well as equitable relief. Reserves for such lawsuits and claims are recorded to the extent that losses are deemed probable and can be reasonably estimated. In the opinion of management, the resolution of all such pending lawsuits and claims will not have a material effect on the earnings, cash flows or consolidated financial position of Worldwide.

During 2000 the Aviation Department of Miami-Dade County International Airport performed an audit of our Gross Revenues calculation, which is used in determining the airport fees paid under our general aeronautical services permit. In connection with that audit the airport assessed $0.8 million in additional airport fees. Although we contested these findings, we were ultimately unsuccessful in our attempt to overcome the airport's position and therefore recorded the charge in 2001.

AMR Earn-Out

In connection with the Castle Harlan acquisition, we are contingently obligated to pay AMR an additional amount if revenues from AMR exceed specific amounts over a ten-year period from the date of the Castle Harlan acquisition. If these revenue targets are met, we will pay AMR up to $10.0 million plus accrued interest. We are not able to predict whether or not we will meet these revenue targets.

11. DISCONTINUED OPERATIONS -- CYCLONE

In July 1998, the Predecessor acquired all of the stock of Cyclone Surface Cleaning, Inc. ("Cyclone") and began to fund its operations. Cyclone was engaged in developing a technology to clean airport runways. Assets acquired consisted primarily of intangibles, including $565,000 of goodwill, and the acquisition was accounted for as a purchase.

In 1999, Worldwide elected to discontinue the Cyclone business since it did not fit with Worldwide's core businesses. Accordingly, the results of operations for the three-month period ended March 31, 1999 reflect the Cyclone business as discontinued operations. On August 31, 1999, Worldwide terminated its relationship with the former owners of Cyclone and settled all obligations due under a promissory note.

12. GEOGRAPHIC OPERATIONS

Worldwide operates as an independent ground services provider to air-cargo and passenger airlines in North America, Europe, and Asia. Worldwide, however, operated in a single business segment, as a provider of ground services to the aviation industry. Inter-area sales are not material. Long-lived assets by geographic area represent those assets used in Worldwide's operations in each area. Corporate level assets and liabilities are included as a component of North America.

Information about Worldwide's operations in these geographic areas is as follows (in thousands):

                    PERIOD                                             NORTH AMERICA         EUROPE              ASIA
                    ------                                             -------------       -----------        ----------
TOTAL REVENUES      Period From October 6, 2001 to December 31, 2001    $    66,099        $    14,934        $    3,274
                    Period From January 1, 2001 to October 5, 2001          212,118             37,893             9,687
                    Year Ended December 31, 2000                            289,122             45,996             7,399
                    Nine-Month Period Ended December 31, 1999               180,273             31,779             4,818
                    Three-Month Period Ended March 31, 1999                  50,849              8,662             1,964

LONG-LIVED ASSETS   December 31, 2001                                   $   200,585        $    14,242        $    3,095
                    December 31, 2000
                                                                            140,575              8,254             3,531

13. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS

The Senior Notes discussed in Note 4 are fully and unconditionally guaranteed on a joint and several basis by current domestic subsidiaries. Foreign subsidiaries do not guarantee the Senior Notes. The following tables present condensed consolidating financial information for the Company, its subsidiary guarantors and non-guarantor foreign subsidiaries (in thousands):

                         WORLDWIDE FLIGHT SERVICES, INC.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001

                                                         GUARANTOR   NON-GUARANTOR
                                                         COMBINED      COMBINED
                                                         DOMESTIC       FOREIGN
                                          WORLDWIDE    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                          --------     ------------  -------------   ------------    ------------
Current assets:

     Accounts receivable, net             $ 50,530       $  2,195       $ 11,538       $     --        $ 64,263

     Other current assets                   19,660            301          3,098             --          23,059
                                          --------       --------       --------       --------        --------
         Total current assets               70,190          2,496         14,636             --          87,322

Non-current assets

Equipment and property, net                 32,606            291         14,113             --          47,010

Intercompany receivable                     15,552             --             --        (15,552)             --

Investment in affiliates                     3,108             --             --         (3,108)             --

Intangible assets including
goodwill, net                              167,830             --          3,082             --         170,912

Other long-term assets                       1,667            138            119             --           1,924
                                          --------       --------       --------       --------        --------
         Total assets                     $290,953       $  2,925       $ 31,950       $(18,660)       $307,168
                                          ========       ========       ========       ========        ========

Current liabilities:

     Accounts payable                     $ 12,302       $    441       $  7,194       $     --        $ 19,937

     Intercompany payables                      --             16         15,536        (15,552)             --

     Due to parent                          72,067             --             --             --          72,067

     Other accrued liabilities              39,708          1,310          3,748             --          44,766
                                          --------       --------       --------       --------        --------
         Total current liabilities         124,077          1,767         26,478        (15,552)        136,770

Non-current liabilities

Long-term debt                             126,224            185          3,337             --         129,746

Other non-current liabilities               10,757             --             --             --          10,757

Total stockholder's equity                  29,895            973          2,135         (3,108)         29,895
                                          --------       --------       --------       --------        --------
         Total liabilities and
         stockholder's equity             $290,953       $  2,925       $ 31,950       $(18,660)       $307,168
                                          ========       ========       ========       ========        ========

                         WORLDWIDE FLIGHT SERVICES, INC.

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
          FOR THE PERIOD FROM OCTOBER 6, 2001 THROUGH DECEMBER 31, 2001

                                                                  GUARANTOR        NON-GUARANTOR
                                                                  COMBINED           COMBINED
                                                                  DOMESTIC           FOREIGN
                                               WORLDWIDE        SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS     CONSOLIDATED
                                               ---------        ------------       -------------      ------------     ------------
Revenues                                       $  67,111          $   2,962          $  14,234          $      --        $  84,307
Expenses:
     Salaries, wages, and benefits                49,377              2,004              5,112                 --           56,493
     Materials, supplies, and services            14,000                 37                135                 --           14,172
     Equipment and facility rental                 4,933                119              1,840                 --            6,892
     Depreciation and amortization                 2,681                 30                330                 --            3,041

     Goodwill impairment                          40,000                 --                 --                              40,000

     Other miscellaneous expenses                 (1,823)               144              5,661                 --            3,982
                                               ---------          ---------          ---------          ---------        ---------

     Operating expenses                          109,168              2,334             13,078                 --          124,580
                                               ---------          ---------          ---------          ---------        ---------
Operating income (loss)                          (42,057)               628              1,156                 --          (40,273)

Interest income (expense)                         (4,783)                --               (300)                --           (5,083)

Other income (expense)                               (35)               (52)              (101)                --             (188)

Equity in earnings of subsidiaries                (1,331)                --                 --              1,331               --
                                               ---------          ---------          ---------          ---------        ---------
Income (loss) before income taxes                (45,544)               576                755             (1,331)         (45,544)

(Provision) benefit for income taxes                 (81)              (224)              (220)               444              (81)
                                               ---------          ---------          ---------          ---------        ---------
Net income (loss)                              $ (45,625)         $     352          $     535          $    (887)       $ (45,625)
                                               =========          =========          =========          =========        =========

                         WORLDWIDE FLIGHT SERVICES, INC.

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
          FOR THE PERIOD FROM OCTOBER 6, 2001 THROUGH DECEMBER 31, 2001

                                                   GUARANTOR
                                                    COMBINED        NON-GUARANTOR
                                                    DOMESTIC      COMBINED FOREIGN
                                   WORLDWIDE      SUBSIDIARIES      SUBSIDIARIES       ELIMINATIONS     CONSOLIDATED
                                   ---------      ------------    ----------------     ------------     ------------
Cash provided by (used in)         $(10,159)         $    172          $   (566)         $     --         $(10,553)
operating activities
Cash used in investing
activities                           (1,897)              (24)             (360)               --           (2,281)
Cash provided by (used in)
financing activities                 17,566              (170)              718                --           18,114
                                   --------          --------          --------          --------         --------
Change in cash                     $  5,510          $    (22)         $   (208)         $     --         $  5,280
                                   ========          ========          ========          ========         ========

                         WORLDWIDE FLIGHT SERVICES, INC.

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
           FOR THE PERIOD FROM JANUARY 1, 2001 THROUGH OCTOBER 5, 2001

                                                             GUARANTOR
                                                              COMBINED        NON-GUARANTOR
                                                              DOMESTIC       COMBINES FOREIGN
                                           WORLDWIDE        SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS       CONSOLIDATED
                                           ---------        ------------     ----------------     ------------       ------------
Revenues                                   $ 213,985          $   8,853          $  36,860          $      --          $ 259,698
Expenses:
     Salaries, wages, and benefits           151,078              5,958             14,198                 --            171,234
     Materials, supplies, and
     services                                 37,712                 99                461                 --             38,272
     Equipment and facility rental            13,249                356              4,527                 --             18,132
     Depreciation and
     amortization                             14,150                 67                869                 --             15,086
     Other miscellaneous
     expenses                                 11,806              2,686             13,766                 --             28,258
                                           ---------          ---------          ---------          ---------          ---------

     Operating expenses                      227,995              9,166             33,821                 --            270,982
                                           ---------          ---------          ---------          ---------          ---------
Operating income (loss)                      (14,010)              (313)             3,039                 --            (11,284)

Interest income (expense)                    (16,134)                --               (112)                --            (16,246)

Other income (expense)                        (1,487)                (4)              (221)                --             (1,712)
Equity in earnings of
subsidiaries                                   2,389                 --                 --             (2,389)                --
                                           ---------          ---------          ---------          ---------          ---------
Income (loss) before
income taxes                                 (29,242)              (317)             2,706             (2,389)           (29,242)
(Provision) benefit for
income taxes                                   2,671                123               (788)               665              2,671
                                           ---------          ---------          ---------          ---------          ---------
Net income (loss)                          $ (26,571)         $    (194)         $   1,918          $  (1,724)         $ (26,571)
                                           =========          =========          =========          =========          =========

                         WORLDWIDE FLIGHT SERVICES, INC.

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
           FOR THE PERIOD FROM JANUARY 1, 2001 THROUGH OCTOBER 5, 2001

                                                            GUARANTOR        NON-GUARANTOR
                                                        COMBINED DOMESTIC  COMBINED FOREIGN
                                          WORLDWIDE       SUBSIDIARIES       SUBSIDIARIES      ELIMINATIONS        CONSOLIDATED
                                          ---------     -----------------  ----------------    ------------        ------------
Cash provided by (used in)
operating activities                      $ (9,370)         $    882          $  1,988          $       --          $ (6,500)
Cash used in investing activities           (9,396)           (1,375)           (5,687)                 --           (16,458)
Cash provided by (used in)
intercompany financing activities           18,599               812             2,118                  --            21,529
                                          --------          --------          --------          ----------          --------
Change in cash                            $   (167)         $    319          $ (1,581)         $       --          $ (1,429)
                                          ========          ========          ========          ==========          ========

                         WORLDWIDE FLIGHT SERVICES, INC.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2000

                                                             GUARANTOR       NON-GUARANTOR
                                                         COMBINED DOMESTIC  COMBINED FOREIGN
                                             WORLDWIDE      SUBSIDIARIES       SUBSIDIARIES   ELIMINATIONS       CONSOLIDATED
                                             ---------   -----------------  ----------------  ------------       ------------
Current assets:
     Accounts receivable, net                $ 51,229         $  2,905          $  9,988         $     --          $ 64,122
     Other current assets                       7,500              526             6,295               --            14,321
                                             --------         --------          --------         --------          --------
          Total current assets                 58,729            3,431            16,283               --            78,443
Non-current assets
Equipment and property, net                    34,656              262             7,857               --            42,775
Intercompany receivable                        28,698               --                --          (28,698)               --
Investment in affiliates                       10,971               --                --          (10,971)               --
Intangible assets
including goodwill, net                       100,943            7,258             3,453               --           111,654
Other long-term assets                          9,305              127               998               --            10,430
                                             --------         --------          --------         --------          --------
          Total assets                       $243,302         $ 11,078          $ 28,591         $(39,669)         $243,302
                                             ========         ========          ========         ========          ========
Current liabilities:
    Accounts payable                         $ 19,592         $    213          $  5,780         $     --          $ 25,585
    Intercompany payables                      13,222             (561)           16,037          (28,698)               --
    Other accrued liabilities                  27,499            1,512             5,597               --            34,608
                                             --------         --------          --------         --------          --------
          Total current liabilities            60,313            1,164            27,414          (28,698)           60,193
Non-current liabilities

Long-term debt                                150,420              120                --               --           150,540
Other non-current liabilities                   8,772               --                --               --             8,772

Total stockholder's equity                     23,797            9,794             1,177          (10,971)           23,797
                                             --------         --------          --------         --------          --------
          Total liabilities and
          stockholder's equity               $243,302         $ 11,078          $ 28,591         $(39,669)         $243,302
                                             ========         ========          ========         ========          ========

                         WORLDWIDE FLIGHT SERVICES, INC.

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                              GUARANTOR        NON-GUARANTOR
                                                          COMBINED DOMESTIC  COMBINED FOREIGN
                                           WORLDWIDE         SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS       CONSOLIDATED
                                           ---------      -----------------  ----------------    ------------       ------------
Revenues                                   $ 290,536          $  10,362         $  41,619          $      --          $ 342,517
Expenses:
     Salaries, wages, and benefits           192,908              5,603            19,509                 --            218,020
     Materials, supplies, and
     services                                 40,501                155               740                 --             41,396
     Equipment and facility rental            15,904                342             5,837                 --             22,083
     Depreciation and
     amortization                             16,992                 78             1,013                 --             18,083
     Other miscellaneous
     expenses                                 20,974              2,916             8,779                 --             32,669
     Restructuring charges                     5,421                 --                --                 --              5,421
                                           ---------          ---------         ---------          ---------          ---------
     Operating expenses                      292,700              9,094            35,878                 --            337,672
                                           ---------          ---------         ---------          ---------          ---------
Operating income (loss)                       (2,164)             1,268             5,741                 --              4,845
Interest income (expense)                    (21,122)                --              (138)                --            (21,260)
Other income (expense)                            91                  1              (151)                --                (59)
Equity in earnings of
subsidiaries                                   6,721                 --                --             (6,721)                --
                                           ---------          ---------         ---------          ---------          ---------
Income (loss) before
income taxes                                 (16,474)             1,269             5,452             (6,721)           (16,474)
(Provision) benefit for
income taxes                                   5,054               (494)           (1,166)             1,660              5,054
                                           ---------          ---------         ---------          ---------          ---------
Net income (loss)                          $ (11,420)         $     775         $   4,286          $  (5,061)         $ (11,420)
                                           =========          =========         =========          =========          =========

                         WORLDWIDE FLIGHT SERVICES, INC.

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                             GUARANTOR       NON-GUARANTOR
                                                        COMBINED DOMESTIC  COMBINED FOREIGN
                                          WORLDWIDE        SUBSIDIARIES       SUBSIDIARIES   ELIMINATIONS      CONSOLIDATED
                                          ---------     -----------------  ----------------  ------------      ------------
Cash provided by (used in)                $ 17,407          $(11,934)         $   (200)        $     --          $  5,273
operating activities
Cash used in investing activities          (18,361)             (335)               --               --           (18,696)
Cash provided by (used in)
financing activities                         4,580             9,175              (678)              --            13,077
                                          --------          --------          --------         --------          --------
Change in cash                            $  3,626          $ (3,094)         $   (878)        $     --          $   (346)
                                          ========          ========          ========         ========          ========

                         WORLDWIDE FLIGHT SERVICES, INC.

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
           FOR THE PERIOD FROM APRIL 1, 1999 THROUGH DECEMBER 31, 1999

                                                         GUARANTOR         NON-GUARANTOR
                                                     COMBINED DOMESTIC   COMBINED FOREIGN
                                      WORLDWIDE        SUBSIDIARIES        SUBSIDIARIES       ELIMINATIONS       CONSOLIDATED
                                      ---------      -----------------   ----------------     ------------       ------------
Revenues                              $ 145,770          $  39,190          $  31,910          $      --          $ 216,870
Expenses:
     Salaries, wages, and
     benefits                           103,919             23,934             13,308                 --            141,161
     Materials, supplies, and
     services                            23,956                893                429                 --             25,278
     Equipment and facility
     rental                               5,565              3,643              4,321                 --             13,529
     Depreciation and
     amortization                         6,176              2,063                873                 --              9,112
     Other miscellaneous
     expenses                             6,934              4,622              8,607                 --             20,163
                                      ---------          ---------          ---------          ---------          ---------
     Operating expenses                 146,550             35,155             27,538                 --            209,243
                                      ---------          ---------          ---------          ---------          ---------
Operating income (loss)                    (780)             4,035              4,372                 --              7,627
Interest income (expense)                (9,766)               234               (418)                --             (9,950)
Other income (expense)                     (337)                --                 --                 --               (337)
Equity in earnings of
subsidiaries                              8,223                 --                 --             (8,223)                --
                                      ---------          ---------          ---------          ---------          ---------
Income (loss) before
income taxes                             (2,660)             4,269              3,954             (8,223)            (2,660)
(Provision) benefit for
income taxes                                660             (1,660)            (1,564)             3,224                660
                                      ---------          ---------          ---------          ---------          ---------
Income (loss) from
continuing operations                    (2,000)             2,609              2,390             (4,999)            (2,000)
Extraordinary loss on
early extinguishment of
debt                                     (1,197)                --                 --                 --             (1,197)
                                      ---------          ---------          ---------          ---------          ---------
Net income (loss)                     $  (3,197)         $   2,609          $   2,390          $  (4,999)         $  (3,197)
                                      =========          =========          =========          =========          =========

                         WORLDWIDE FLIGHT SERVICES, INC.

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
           FOR THE PERIOD FROM APRIL 1, 1999 THROUGH DECEMBER 31, 1999

                                                             GUARANTOR        NON-GUARANTOR
                                                         COMBINED DOMESTIC  COMBINED FOREIGN
                                          WORLDWIDE        SUBSIDIARIES       SUBSIDIARIES        ELIMINATIONS     CONSOLIDATED
                                          ---------      -----------------  ----------------      ------------     ------------
Cash provided by (used in)
operating activities                      $  (1,852)         $  (3,743)         $   2,090          $      --         $  (3,505)
Cash used in investing activities           (75,063)           (82,148)               189                 --          (157,022)
Cash provided by (used in)
financing activities                        164,104             (1,140)              (662)                --           162,302
                                          ---------          ---------          ---------          ---------         ---------
Change in cash                            $  87,189          $ (87,031)         $   1,617          $      --         $   1,775
                                          =========          =========          =========          =========         =========

                               AMRS (Predecessor)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
           FOR THE PERIOD FROM JANUARY 1, 1999 THROUGH MARCH 31, 1999

                                                             GUARANTOR        NON-GUARANTOR
                                                         COMBINED DOMESTIC  COMBINED FOREIGN
                                           WORLDWIDE        SUBSIDIARIES       SUBSIDIARIES    ELIMINATIONS      CONSOLIDATED
                                           --------      -----------------  ----------------   ------------      ------------
Revenues                                   $ 49,645          $  2,524          $  9,306          $     --          $ 61,475
Expenses:
     Salaries, wages, and benefits           33,586             1,408             4,685                --            39,679
     Materials, supplies, and services        7,583                44               117                --             7,744
     Equipment and facility rental            1,898               396             1,347                --             3,641
     Depreciation and amortization            1,139               167               321                --             1,627
     Other miscellaneous expenses             2,985               (60)            1,859                --             4,784
     G&A allocated expenses                   2,269                --                --                --             2,269
                                           --------          --------          --------          --------          --------
     Operating expenses                      49,460             1,955             8,329                --            59,744
                                           --------          --------          --------          --------          --------
Operating income                                185               569               977                --             1,731
Interest income (expense)                       385               170              (115)               --               440
Other income (expense)                           --              (552)               --                --              (552)
Equity in earnings of subsidiaries            1,049                --                --            (1,049)               --
                                           --------          --------          --------          --------          --------
Income before income taxes                    1,619               187               862            (1,049)            1,619
Provision for income taxes                      644                77               275              (352)              644
                                           --------          --------          --------          --------          --------
Income from continuing operations               975               110               587              (697)              975
Loss from discontinued operations              (210)               --                --                --              (210)
                                           --------          --------          --------          --------          --------
Net income                                 $    765          $    110          $    587          $   (697)         $    765
                                           ========          ========          ========          ========          ========

                               AMRS (Predecessor)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
           FOR THE PERIOD FROM JANUARY 1, 1999 THROUGH MARCH 31, 1999

                                                            GUARANTOR       NON-GUARANTOR
                                                        COMBINED DOMESTIC  COMBINED FOREIGN
                                          WORLDWIDE       SUBSIDIARIES       SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                          ---------     -----------------  ----------------  ------------   ------------
Cash provided by (used in)
operating activities                      $ (8,392)         $    877          $    367          $  --         $ (7,148)
Cash used in investing activities           (1,467)             (127)              (68)            --           (1,662)
Cash provided by (used in)
financing activities                        (3,908)              141            (1,623)            --           (5,390)
                                          --------          --------          --------          -----         --------
Change in cash                            $(13,767)         $    891          $ (1,324)         $  --         $(14,200)
                                          ========          ========          ========          =====         ========


14. STOCK-BASED COMPENSATION PLAN

Until the 2001 acquisition, WFS Holdings, Inc., Worldwide's parent, had a stock option plan allowing management to grant certain executives and other key employees options to purchase up to 100,000 shares of WFS Holdings, Inc. common stock. The plan provided for the vesting of options based on the future operating performance of

Worldwide. Any unvested options would be forfeited at the end of the performance period if certain performance targets were not met. Worldwide recognized expense based on the intrinsic value method because the number of stock options that would have ultimately vested was not fixed and determinable. These amounts became fixed at the time of the 2001 acquisition and the Company recognized non-cash stock compensation expense of $1.9 million for the period from January 1, 2001 through October 5, 2001. In connection with the change of control on October 5, 2001, all of the outstanding options vested and were exercised. On October 5, 2001, the plan was terminated and there were no outstanding stock options at December 31, 2001.

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                   FIRST QUARTER    SECOND QUARTER     THIRD QUARTER     FOURTH QUARTER
                                   -------------    --------------     -------------     --------------
Year Ended December 31, 2001:
Total operating revenues              $ 92,353          $ 84,153          $ 83,192          $ 84,307
Income (loss) from continuing
operations                                (126)              622            (9,914)          (42,139)
Net income (loss)                       (4,982)           (4,446)          (16,847)          (45,921)

Year Ended December 31, 2000:
Total operating revenues              $ 85,195          $ 85,831          $ 86,288          $ 85,203
Restructuring charge                        --             7,673                --            (2,252)
Income (loss) from continuing
operations                               1,143            (4,702)            3,342             5,062
Net income (loss)                       (3,225)           (8,968)           (1,939)            2,712

                                 EXHIBITS INDEX

                                 ITEM 14.(a)(3)

EXHIBIT
 NUMBER                     DESCRIPTION AND INCORPORATION BY REFERENCE
                    Plan of Reorganization

2.1 Stock Purchase Agreement, dated as of March 31, 2000, by and between Oxford Electronics Acquisition Corp. and Anthony P.
                    Dalia (Exhibit 2.1 of Form 8-K dated March 31, 2000, File
                    No. 333-88593)

2.2 Agreement and Plan of Merger, dated as of March 31, 2000, by and between Oxford Electronics Acquisition Corp. and Oxford
                    Electronics, Inc. (Exhibit 2.2 of Form 8-K dated March 31,
                    2000, File No. 333-88593)

2.3                 Certificate of Ownership and Merger, merging Worldwide
                    Flight Finance Company, Miami International Cargo Facilities
                    & Services, Inc., Miami Aircraft Support, Inc. and Aerolink
                    International, Inc. into Worldwide Flights Services, Inc., effective December 31, 2000, filed with the Secretary of the State of Delaware (Exhibit 2.3 of Form 10-K 405 for year ended December 31, 2000, File No. 333-88593)

2.4                 Articles of Merger merging Aerolink International, Inc. into
                    Worldwide Flight Services, Inc., effective December 31,
                    2000, filed with the Pennsylvania Department of State
                    (Exhibit 2.4 of Form 10-K 405 for year ended December 31,
                    2000, File No. 333-88593)

2.5                 Articles of Merger merging Aerolink Management, Inc. and
                    Aerolink Maintenance, Inc. into Aerolink International,
                    Inc., effective December 31, 2000, filed with the Pennsylvania Department of State (Exhibit 2.5 of Form 10-K
                    405 for year ended December 31, 2000, File No. 333-88593)

2.6                 Articles of Merger merging Miami Aircraft Support, Inc. and
                    Miami International Airport Cargo Facilities & Services,
                    Inc. into Worldwide Flight Services, Inc., effective
                    December 31, 2000, filed with the Secretary of the State of Florida (Exhibit 2.6 of Form 10-K 405 for year ended
                    December 31, 2000, File No. 333-88593)

2.7                 Articles of Dissolution of International Enterprises Group,
                    Inc. effective September 12, 2000, filed with the Secretary of the State of Florida (Exhibit 2.7 of Form 10-K 405 for year ended December 31, 2000, File No. 333-88593)

                    Articles of Incorporation and Bylaws

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

3.3                 Certificate of Incorporation of Worldwide Flight Security
                    Service Corporation with all amendments (formerly known as AMR Services Security Service Corporation) (Exhibit 3.5 of
                    Form S-4 filed October 7, 1999, File No. 333-88593)

3.4                 By-Laws of Worldwide Flight Security Service Corporation
                    (formerly known as AMR Services Security Service
                    Corporation) (Exhibit 3.6 of Form S-4 filed October 7, 1999,
                    File No. 333-88593)

                    Instruments Defining Rights of Security Holders

4.1                 Indenture, dated as of August 12, 1999, among Worldwide
                    Flight Services, Inc., The Bank of New York as Trustee and
                    Guarantors (Exhibit 4.1 of Form S-4 filed October 7, 1999,
                    File No. 333-88593)

4.2                 Form of 12-1/4 Senior Note due 2007, Series B (Exhibit 4.2
                    of Form S-4 filed October 7, 1999, File No. 333-88593)

4.3                 A/B Exchange Registration Rights Agreement, dated August 12,
                    1999, by and among Worldwide Flight Services, Inc.,
                    Guarantors and Initial Purchasers (Exhibit 4.3 of Form S-4
                    filed October 7, 1999, File No. 333-88593)

4.4                 Form of Senior Guarantee (Exhibit 4.4 of Form S-4 filed
                    October 7, 1999, File No. 333-88593)

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

10.3                Amended and Restated Stock Purchase Agreement dated as of
                    December 23, 1998 among MR Services Acquisition Corporation,
                    AMR Services Holding Corporation and AMR Corporation
                    (Exhibit 10.14 of Amendment No. 1 to Form S-4 filed November
                    24, 1999, File No. 333-88953)

10.4*               Executive Employment Agreement, dated July 1, 2000, between
                    Worldwide Flight Services, Inc. and Peter A. Pappas (Exhibit
                    10.4 of Form 10-K  405 for year ended December 31, 2000,
                    File No. 333-88593)


10.5*               Executive Employment agreement dated May 17, 2000 between
                    Worldwide Flight Services, Inc. and David F. Chavenson
                    (Exhibit 10.1 of Form 10-Q for quarter ended June 30, 2000,
                    File No. 333-88593)

10.6*               Executive Employment agreement dated June 1, 2000 between
                    Worldwide Flight Services, Inc. and Bradley G. Stanius
                    (Exhibit 10.2 of Form 10-Q for quarter ended June 30, 2000,
                    File No. 333-88593)

10.7*               Employment Agreement, dated December 7, 1998, between
                    Worldwide Flight Services, Inc. (formerly known as AMR
                    Services Corporation) and Olivier Bijaoui (Exhibit 10.7 of
                    Form S-4 filed October 7, 1999, File No. 333-88593)

10.8*               Employment Agreement, dated December 2, 1999, between
                    Worldwide Flight Services, Inc. and H. Douglas Pinckney
                    (Exhibit 10.8 of Form 10-K for year ended December 31, 1999,
                    File No. 333-88593)

10.9*               WFS Holdings, Inc. 1999 Stock Option Plan (Exhibit 10.3 of
                    Form S-4 filed October 7, 1999, File No. 333-88593)

10.10               Credit Agreement dated as of August 12, 1999, among WFS
                    Holdings, Inc., Worldwide Flight Services, Inc., the Lenders party thereto, The Chase Manhattan Bank, as Administrative
                    Agent, and DLJ Capital Funding, Inc., as Syndication Agent
                    (Exhibit 10.9 of Form S-4 filed October 7, 1999, File No.
                    333-88593)

10.10(a) Amendment and Waiver No. 1, dated as of March 24, 2000, to the Credit Agreement, dated August 12, 1999, among WFS
                    Holdings, Inc., Worldwide Flight, Services, Inc., the
                    Lenders listed therein and The Chase Manhattan Bank as administrative agent (Exhibit 10.1 of Form 10-Q for quarter ended March 31, 2000, File No. 333-88593)

10.10(b)            Amendment #2 dated as of August 14, 2000, to the Credit
                    Agreement dated as of August 12, 1999 (as amended, supplemented or otherwise modified from time to time, the "Credit Agreement"). Among WFS HOLDINGS, INC., a Delaware corporation (Holdings), WORLDWIDE FLIGHT SERVICES, INC., a
                    Delaware corporation (the "Borrower"), the lenders party thereto (the "Lenders") and THE CHASE MANHATTAN BANK, a New
                    York banking corporation, as administrative agent for the Lenders (in such capacity, the "Administrative Agent")
                    (Exhibit 10.3 of Form 10-Q for quarter ended June 30, 2000,
                    File No. 333-88593)

10.11               Security Agreement dated as of August 12, 1999, among
                    Worldwide Flight Services, Inc., each subsidiary of WFS
                    Holdings, Inc. listed on Schedule I thereto and The Chase
                    Manhattan Bank, a New

                    York banking corporation, as administrative agent for the Secured Parties (Exhibit 10.10 of Form S-4 filed October 7,
                    1999, File No. 333-88593)

10.12 Indemnity, Subrogation and Contribution Agreement dated as of August 12, 1999, among Worldwide Flight Services, Inc., each subsidiary of WFS Holdings, Inc. listed on Schedule I thereto and The Chase Manhattan Bank, a New York banking corporation, as administrative agent for the Secured Parties
                    (Exhibit 10.11 of Form S-4 filed October 7, 1999, File No.
                    333-88593)

10.13               Guarantee Agreement dated as of August 12, 1999, among WFS
                    Holdings, Inc., each subsidiary of our parent listed on
                    Schedule I thereto and The Chase Manhattan Bank, a New York banking corporation, as administrative agent for the Secured
                    Parties (Exhibit 10.12 of Form S-4 filed October 7, 1999,
                    File No. 333-88593)

10.14               Pledge Agreement dated as of August 12, 1999, among
                    Worldwide Flight Services, Inc., WFS Holdings, Inc., each subsidiary of WFS Holdings, Inc. listed on Schedule I thereto and The Chase Manhattan Bank, a New York banking corporation, as administrative agent for the Secured Parties
                    (Exhibit 10.13 of Form S-4 filed October 7, 1999, File No.
                    333-88593)

                    Other Exhibits, as indicated

10.15*              Employment Agreement dated as of April 1, 2001 between
                    Worldwide Flight Services, Inc., a Delaware corporation, together with its subsidiaries and Barry Strong (Exhibit
                    10.1 of Form 10-Q for quarter ended March 31, 2001, File No.
                    333-88593)

10.16 Waiver and amendment No. 4 dated as of May 10, 2001 to the Credit Agreement dated as of August 12, 1999 as amended among WFS Holdings, Inc., Worldwide Flight Services, Inc., the lenders party thereto, The Chase Manhattan Bank as Administrative Agent and DLJ Capital Funding, Inc. as
                    Syndication Agent. (Exhibit 10.2 of Form 10-Q for quarter ended March 31, 2001, File No. 333-88593)

10.17 Waiver and amendment No. 4 dated as of August 13, 2001 to the Credit Agreement dated as of August 12, 1999 as amended among WFS Holdings, Inc., Worldwide Flight Services, Inc., the lenders party thereto, The Chase Manhattan Bank as Administrative Agent and DLJ Capital Funding, Inc. as
                    Syndication Agent. (Exhibit 10.1 of Form 10-Q for quarter ended June 30, 2001, File No. 333-88593)

10.18               Support Agreement dated August 13, 2001 among Castle
                    Harlan Partners III, L.P., WFS Holdings, Inc., Worldwide
                    Flight Services, Inc., The Chase Manhattan Bank and DLJ
                    Capital Funding, Inc. (Exhibit 10.2 of Form 10-Q for quarter ended June 30, 2001, File No. 333-88593)

10.19               Subordination Agreement dated August 13, 2001 among
                    Castle Harlan Partners III, L.P., WFS Holdings, Inc.,
                    Worldwide Flight Services, Inc., The Chase Manhattan Bank and DLJ Capital Funding, Inc. (Exhibit 10.3 of Form 10-Q for quarter ended June 30, 2001, File No. 333-88593)

10.20*              Employment Agreement dated as of October 6, 2001 between
                    Worldwide Flight Services Holdings, together with its subsidiaries and Bradley G. Stanius (Exhibit 10.1 of Form
                    10-Q for quarter ended September 30, 2001, File No.
                    333-88593)

10.21*              Employment Agreement dated as of October 5, 2001 between
                    Worldwide Flight Services, Inc. together with its subsidiaries and Jay Norris (Exhibit 10.2 of Form 10-Q for quarter ended September 30, 2001, File No. 333-88593)

10.22*              Employment Agreement dated as of October 5, 2001 between
                    Worldwide Flight Services, Inc. together with its subsidiaries and Irving Reed (Exhibit 10.3 of Form 10-Q for quarter ended September 30, 2001, File No. 333-88593)

10.23*              Employment Agreement dated as of February 1, 2002 between
                    Worldwide Flight Services, Inc. together with its subsidiaries and Jeanette Quay (Filed herewith)

10.24*              Employment Agreement dated as of February 1, 2002 between
                    Worldwide Flight Services, Inc. together with its subsidiaries and Jean-Francois Gouedard (Filed herewith)

10.25* Executive Employment Agreement dated as of March 31, 2001 between Worldwide Flight Services, Inc. and Anthony P. Dalia
                    (Filed herewith)

10.26*              Amendment to the Employment Agreement dated as of January 1,
                    2001 between Worldwide Flight Services, Inc. and James
                    Enright (Filed herewith)

10.27*              Executive Employment Severance and Settlement Agreement and
                    General Release dated as of November 30, 2001 between
                    Worldwide Flight Services, Inc. and Bradley G. Stanius
                    (Filed herewith)

12.1                Statement regarding Computation of Ratio of Earnings to
                    Fixed Charges of Worldwide Flight Services, Inc. (Exhibit
                    12.1 of Form 10-K 405 for year ended December 31, 2000, File
                    No. 333-88593)

16.1                Letter of Ernst & Young, LLP dated December 20, 2001
                    (Exhibit 16.1 of Form 8-K filed December 20, 2001, File No.
                    333-88593)

21                  Subsidiaries of Worldwide Flight Services, Inc. (Exhibit
                    21 of Form 10-K 405 for year ended December 31, 2000, File
                    No. 333-88593


* This exhibit constitutes a "management contract or compensatory plan, contract or arrangement."