Form 10-Q
period 2002-03-31
WORLDWIDE FLIGHT SERVICES INC
filed 2002-05-14
CIK 1095855

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                                 (817) 665-3200
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

The number of shares of the registrant's common stock outstanding as of May 1, 2002 was 1,000 shares. There is no public trading market for the shares of the registrant's common stock.

                                 CO-REGISTRANTS



                                                  STATE OR OTHER             PRIMARY STANDARD
                                                  JURISDICTION OF               INDUSTRIAL
EXACT NAME OF CO-REGISTRANT AS                   INCORPORATION OR             CLASSIFICATION              I.R.S. EMPLOYER
SPECIFIED IN ITS CHARTER                           ORGANIZATION                 CODE NUMBER            IDENTIFICATION NUMBER
------------------------------                   ----------------            ----------------          ---------------------
Worldwide Flight Security Service                    Delaware                      4581                     75-2276559
Corporation

Oxford Electronics, Inc.                             Delaware                      4581                     11-2407710

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

                                      INDEX
                         WORLDWIDE FLIGHT SERVICES, INC.


PART I. FINANCIAL INFORMATION

     Item 1       Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001

                  Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001

                  Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001

                  Notes to Consolidated Financial Statements

     Item 2       Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3       Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

     Item 1       Legal Proceedings

     Item 6       Exhibits and Reports on Form 8-K

SIGNATURES

                          PART I. FINANCIAL INFORMATION

                         WORLDWIDE FLIGHT SERVICES, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  MARCH 31,      DECEMBER 31,
                                                                     2002            2001
                                                                 ------------    ------------
                                    ASSETS
Current Assets:
     Cash and cash equivalents                                   $      1,154    $      5,280
     Restricted cash equivalents                                           --             750
     Accounts receivable, less allowance for doubtful accounts         61,899          64,263
     Deferred income taxes                                              9,880           9,880
     Prepaid and other current assets                                   6,923           7,149
                                                                 ------------    ------------
         Total current assets                                          79,856          87,322

Equipment and property:
     Equipment and property, at cost                                   50,444          49,868
     Less accumulated depreciation                                     (5,069)         (2,858)
                                                                 ------------    ------------
                                                                       45,375          47,010

Intangible assets including goodwill, net                             171,847         170,912
Other long-term assets                                                  1,856           1,924
                                                                 ------------    ------------

         Total assets                                            $    298,934    $    307,168
                                                                 ============    ============

               LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
    Accounts payable                                             $     13,535    $     19,937
    Accrued salaries, wages and benefits                               13,294          15,634
    Due to parent                                                      76,581          72,067
    Other accrued liabilities                                          25,114          27,782
    Current portion of long-term debt                                   1,350           1,350
                                                                 ------------    ------------
          Total current liabilities                                   129,874         136,770

Deferred income taxes                                                  10,757          10,757
Long-term debt, less current portion                                  129,226         129,746
Stockholder's equity:
    Common stock                                                           --              --
    Additional paid-in capital                                         76,361          75,527
    Retained deficit                                                  (47,143)        (45,625)
    Accumulated other comprehensive loss                                 (141)             (7)
                                                                 ------------    ------------

          Total stockholder's equity                                   29,077          29,895
                                                                 ------------    ------------

          Total liabilities and stockholder's equity             $    298,934    $    307,168
                                                                 ============    ============

                             See accompanying notes.

                         WORLDWIDE FLIGHT SERVICES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)

                                                THREE MONTHS ENDED MARCH 31,
                                                  2002               2001
                                              ------------       ------------
Revenues                                      $     86,060       $     92,353

Expenses:
    Salaries, wages and benefits                    54,344             58,531
    Materials, supplies and services                12,275             14,966
    Equipment and facilities rental                  6,477              6,593
    Depreciation and amortization                    2,948              4,756
    Other miscellaneous expenses                     6,752              7,633
                                              ------------       ------------
Total operating expenses                            82,796             92,479

Operating income (loss)                              3,264               (126)

    Interest expense, net                            4,425              5,330
    Other expense, net                                 456                 56
                                              ------------       ------------
Loss before income taxes                            (1,617)            (5,512)

    (Provision) benefit for income taxes                99                530
                                              ------------       ------------

Net loss                                      $     (1,518)      $     (4,982)
                                              ============       ============



                             See accompanying notes.

                         WORLDWIDE FLIGHT SERVICES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                            THREE MONTHS ENDED MARCH 31,
                                                              2002               2001
                                                          ------------       ------------
OPERATING ACTIVITIES:
Net loss                                                  $     (1,518)      $     (4,982)
    Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation and amortization                                2,948              4,755
    Deferred income taxes                                           --                (61)

Change in assets and liabilities:
    Accounts receivable                                          2,364             (3,943)
    Other, net                                                   1,268               (719)
    Accounts payable and accrued liabilities                   (12,893)            (3,062)
                                                          ------------       ------------

NET CASH USED IN OPERATING ACTIVITIES                           (7,831)            (8,012)

INVESTING ACTIVITIES:
    Capital expenditures                                        (1,324)            (6,039)
    Acquisitions, net of cash                                       --               (234)
    Other, net                                                      --                123
                                                          ------------       ------------

NET CASH USED BY INVESTING ACTIVITIES                           (1,324)            (6,150)

FINANCING ACTIVITIES:
    Proceeds FROM revolver, net                                     --             15,000
    Proceeds from intercompany borrowings                        3,615                 --
    Equity contribution by parent                                  834                 --
    Other, net                                                    (170)                30
                                                          ------------       ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                        4,279             15,030
                                                          ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (4,876)               868
Cash and cash equivalents at beginning of period                 6,030              2,179
                                                          ------------       ------------

Cash and cash equivalents at end of period                $      1,154       $      3,047
                                                          ============       ============

                             See accompanying notes.

                         WORLDWIDE FLIGHT SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of seasonal and other factors, operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the Worldwide Flight Services, Inc. (the "Company" or "Worldwide") Annual Report on Form 10-K for the year ended December 31, 2001. The accompanying consolidated interim financial statements include the accounts of Worldwide together with its subsidiaries. The Company reports financial information and evaluates its operations by locations and not by its four service categories. As a result, the Company has determined that it operates under one reportable segment.

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

Comprehensive Income (Loss)

The following table presents the components of total comprehensive income
(loss), net of tax, for the three-month periods ended March 31, 2002 and March 31, 2001 (in thousands).

                                                  2002        2001
                                                --------    --------
Net loss ....................................   $ (1,518)   $ (4,982)
Foreign currency translation gain (loss) ....       (134)        316
                                                --------    --------
    Total comprehensive income (loss) .......   $ (1,652)   $ (4,666)
                                                ========    ========

Common Stock

As of March 31, 2002 and December 31, 2001, the Company had 1,000 shares of common stock, $.01 par value, authorized and outstanding.

Property and Equipment

Property and equipment are carried at cost and are depreciated using the straight-line method over their estimated useful lives. Maintenance and repair costs are expensed as incurred. At the time of sale, October 5, 2001, the fair value of fixed assets was estimated to be approximately their net book value of $47.9 million. In accordance with the purchase method of accounting, Worldwide is assessing the fair value of its property and equipment. Any changes to finalized fair value would be an adjustment to the asset, deferred taxes and goodwill.

2. CHANGE IN ACCOUNTING FOR GOODWILL AND CERTAIN OTHER INTANGIBLES

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangibles Assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests at least annually.

In the fourth quarter of 2001 we performed an assessment of the carrying value of our goodwill due to the significant slowdown of the airline industry after September 11. As a result of this assessment we recorded a goodwill impairment charge of $40.0 million to write down the value of our goodwill. There was no additional impairment of goodwill as of January 1, 2002. As required by SFAS No. 142, the Company will perform an impairment analysis of its goodwill and other intangible assets by December 31, 2002 or earlier if an indication of impairment exists.

Supplemental comparative disclosure as if the change had been retroactively applied to the prior year period is as follows (in thousands):


                           THREE MONTHS ENDED
                        ------------------------
                         March 31,     March 31,
                           2002          2001
                        ----------    ----------
Net loss:
Reported net loss       $   (1,518)   $   (4,982)
Goodwill amortization           --         1,633
                        ----------    ----------
Adjusted net loss       $   (1,518)   $   (3,349)
                        ==========    ==========

3. COMMITMENTS AND CONTINGENCIES

The Company is involved in an investigation by the National Transportation Safety Board (the "NTSB") into the cause of the crash of an Emery Worldwide Airlines, Inc. cargo jet on February 16, 2000. The crash occurred shortly after takeoff from Mather Field in Sacramento, California, killing all three people aboard. Miami Aircraft Support, Inc., a subsidiary of Worldwide, loaded the cargo onto the plane. We are cooperating with the NTSB in the investigation, and to date the NTSB has not issued its report.

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

Actions and claims against the Company under common law and state and federal statutes for employment, personal injury, property damage and breach of contract arise in the ordinary course of its businesses. The remedies sought in such actions include compensatory, punitive and exemplary damages as well as equitable relief. Reserves for such lawsuits and claims are recorded to the extent that losses are deemed probable and can be reasonably estimated. In the opinion of management, the resolution of all such pending lawsuits and claims will not have a material effect on the earnings, cash flows or consolidated financial position of Worldwide.

AMR Earn-Out

In connection with its initial acquisition from AMR Corporation ("AMR") on March 31, 1999, Worldwide is contingently obligated to pay AMR an additional amount if revenues from AMR exceed specific amounts over a ten-year period from the date of the acquisition. If these revenue targets are met, we will pay AMR up to $10.0 million plus accrued interest. We are not able to predict whether or not we will meet these revenue targets therefore, no liability is recorded in our financial statements.

4. DEBT

As of March 31, 2002, the Company's long-term debt consisted primarily of $125.8 million of 12 1/4 % Senior Notes due August 2007 (the "Senior Notes") and $4.8 million of capital lease obligations. The Company's obligation under the Senior Notes is unconditionally guaranteed on a joint and several basis by its domestic subsidiaries (see Note 8).

On October 5, 2001 we established an intercompany demand loan from our parent Vinci Airports US Inc. to provide short-term liquidity. The interest rate on this loan is based on the one-month LIBOR rate plus 0.75% and is payable upon demand. At March 31, 2002, the outstanding balance was $76.6 million. This intercompany balance consists of $74.8 million of principal, $1.0 million of interest and $0.8 million of fees related to a consulting arrangement with Vinci Airports US Inc.

On May 3, 2002 the Company entered into a discretionary line of credit facility (the "Facility") with JPMorgan Chase Bank (the "Bank"), which expires on March 31, 2003. Subject to the discretion of the Bank, the maximum amount available under the Facility is the lesser of $15 million or seventy-five percent of the Company's eligible accounts receivable balance, as defined in the agreement. The Facility is secured by the Company's trade accounts receivable and is subject to certain financial and non-financial covenants. Interest will be based on an adjusted LIBOR rate or the Bank's Prime rate, at the option of the Company when the loan is originated.

5. RESTRUCTURING CHARGES

The following table summarizes the activity related to the restructuring reserve (in thousands):

                                            RESERVE BALANCE                RESERVE BALANCE
DESCRIPTION                                DECEMBER 31, 2001   PAYMENTS    MARCH 31, 2002
-----------                                -----------------   --------    ---------------
Involuntary employee severance .........   $           1,691   $   (501)   $         1,190
Non-employee contract terminations .....                 628         --                628
Lease terminations .....................                  54        (54)                --
Other exit costs .......................                 252        (21)               231
Other business restructuring ...........                 459       (244)               215
                                           -----------------   --------    ---------------
    Total ..............................   $           3,084   $   (820)   $         2,264
                                           =================   ========    ===============

6. RELATED PARTY TRANSACTIONS

On October 5, 2001 we established an intercompany demand loan from Vinci Airports US Inc. to provide short-term liquidity until we can acquire other funding. (See Note 4) The interest rate on this loan is based on the one-month LIBOR rate plus 0.75% and is payable upon demand. For the three-month period ended March 31, 2002, we borrowed an additional $3.6 million and accrued $0.5 million in interest expense. In addition, we accrued $0.4 million in fees for management services provided by Vinci Airports US Inc.

In conjunction with the purchase of Worldwide, Vinci Airports US Inc. also purchased Airline Container Acquisition Corp. ("ACAC") and its subsidiaries. Worldwide has no ownership in ACAC or any of its subsidiaries, therefore, ACAC's financial information is not included in the consolidated financial statements of Worldwide.

As of March 31, 2002 Vinci Airports US Inc. and ACAC had purchased $27.4 million and $10.0 million, respectively, of our Senior Notes on the open market. ACAC purchased the notes in the first quarter of 2001. Vinci Airports US Inc. purchased $5.0 million of Notes in October 2001 and another $22.4 million of Notes in December 2001. On February 15, 2002 Vinci Airports US Inc. and ACAC received an interest payment from us of $1.4 million and $0.6 million, respectively, on these notes.

7. FINANCIAL INSTRUMENTS

In connection with the former Senior Secured Credit Facility, Worldwide was required to purchase interest rate caps in order to manage risks related to changes in variable interest rates. The interest rate caps limited Worldwide's exposure to floating interest rates and caps it at 6.5%. These caps have a notional amount of $20.0 million and $50.0 million at March 31, 2002 and December 31, 2001, respectively. In March 2002, $30.0 million of these caps expired and the remaining $20.0 million expire in March 2003. The approximate fair value of these instruments at March 31, 2002 and December 31, 2001 was zero.

8. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS

The Senior Notes discussed in Note 4 are fully and unconditionally guaranteed on a joint and several basis by current domestic subsidiaries. Foreign subsidiaries do not guarantee the Senior Notes. The following tables present condensed consolidating financial information for the Company, its subsidiary guarantors and non-guarantor foreign subsidiaries (in thousands):

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2002

                                                    GUARANTOR    NON-GUARANTOR
                                                    COMBINED       COMBINED
                                                    DOMESTIC       FOREIGN
                                      WORLDWIDE   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                      ---------   ------------   -------------   ------------    ------------
Current assets:
  Accounts receivable, net ........   $  49,134   $      2,365   $      10,400   $         --    $     61,899

  Other current assets ............      12,342            766           4,849             --          17,957
                                      ---------   ------------   -------------   ------------    ------------
      Total current assets ........      61,476          3,131          15,249             --          79,856
Non-current assets:

  Equipment and property, net .....      31,112            263          14,000             --          45,375

  Intercompany receivable .........      17,362             --              --        (17,362)             --

  Investment in affiliates ........       3,337             --              --         (3,337)             --
  Intangible assets including
  goodwill, net ...................     168,429             --           3,418             --         171,847

  Other long-term assets ..........       1,571            122             163             --           1,856
                                      ---------   ------------   -------------   ------------    ------------
      Total assets ................   $ 283,287   $      3,516   $      32,830   $    (20,699)   $    298,934
                                      =========   ============   =============   ============    ============

Current liabilities:
  Accounts payable ................   $   6,408   $        194   $       6,933   $         --    $     13,535

  Intercompany payables ...........          --            649          16,713        (17,362)             --

  Due to Parent ...................      76,581             --              --             --          76,581

  Other accrued liabilities .......      34,437          1,291           4,030             --          39,758
                                      ---------   ------------   -------------   ------------    ------------
      Total current liabilities ...     117,426          2,134          27,676        (17,362)        129,874
Non-current liabilities and
stockholder's equity:

  Long-term debt ..................     126,027            165           3,034             --         129,226

  Other non-current liabilities ...      10,757             --              --             --          10,757

  Stockholder's equity ............      29,077          1,217           2,120         (3,337)         29,077
                                      ---------   ------------   -------------   ------------    ------------
      Total liabilities and
      stockholder's equity ........   $ 283,287   $      3,516   $      32,830   $    (20,699)   $    298,934
                                      =========   ============   =============   ============    ============

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2002

                                                         GUARANTOR      NON-GUARANTOR
                                                          COMBINED        COMBINED
                                                          DOMESTIC        FOREIGN
                                           WORLDWIDE    SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                           ---------    ------------    -------------    ------------    ------------
Revenues ...............................   $  70,365    $      3,216    $      12,479    $         --    $     86,060
Expenses:

  Salaries, wages and benefits .........      47,550           2,232            4,562              --          54,344

  Materials, supplies, and services ....      12,099              13              163              --          12,275

  Equipment and facility rental ........       4,761             109            1,607              --           6,477

  Depreciation and Amortization ........       2,613              31              304              --           2,948

  Other miscellaneous expenses .........       1,023             563            5,166              --           6,752
                                           ---------    ------------    -------------    ------------    ------------
      Operating expenses ...............      68,046           2,948           11,802              --          82,796
                                           ---------    ------------    -------------    ------------    ------------
Operating income (loss) ................       2,319             268              677              --           3,264


  Interest expense, net ................       4,244              --              181              --           4,425

  Other income (expense), net ..........        (557)             (5)             106              --            (456)

  Equity in earnings of subsidiaries ...        (865)             --               --             865              --
                                           ---------    ------------    -------------    ------------    ------------
Income (loss) before income taxes ......      (1,617)            263              602            (865)         (1,617)

(Provision) benefit for income taxes ...         475             (99)            (277)             --              99
                                           ---------    ------------    -------------    ------------    ------------
Net income (loss) ......................   $  (1,518)   $        263    $         602    $       (865)   $     (1,518)
                                           =========    ============    =============    ============    ============



                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2002

                                                         GUARANTOR      NON-GUARANTOR
                                                          COMBINED        COMBINED
                                                          DOMESTIC        FOREIGN
                                           WORLDWIDE    SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                           ---------    ------------    -------------    ------------   ------------
Cash provided by (used in) operating
activities .............................   $  (8,767)   $       (132)   $       1,068    $         --   $     (7,831)

Cash used in investing activities ......        (466)             (3)            (855)             --         (1,324)

Cash provided by financing activities ..       2,792             613              874              --          4,279
                                           ---------    ------------    -------------    ------------   ------------
Change in cash .........................   $  (6,441)   $        478    $       1,087    $         --   $     (4,876)
                                           =========    ============    =============    ============   ============

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001

                                                   GUARANTOR     NON-GUARANTOR
                                                    COMBINED       COMBINED
                                                    DOMESTIC       FOREIGN
                                      WORLDWIDE   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                      ---------   ------------   -------------   ------------    ------------
Current assets:
  Accounts receivable, net ........   $  50,530   $      2,195   $      11,538   $         --    $     64,263
  Other current assets ............      19,660            301           3,098             --          23,059
                                      ---------   ------------   -------------   ------------    ------------
      Total current assets ........      70,190          2,496          14,636             --          87,322
Non-current assets:
  Equipment and property, net .....      32,606            291          14,113             --          47,010
  Intercompany receivable .........      15,552             --              --        (15,552)             --
  Investment in affiliates ........       3,108             --              --         (3,108)             --
  Intangible assets including
    goodwill, net .................     167,830             --           3,082             --         170,912
Other long-term assets ............       1,667            138             119             --           1,924
                                      ---------   ------------   -------------   ------------    ------------
      Total assets ................   $ 290,953   $      2,925   $      31,950   $    (18,660)   $    307,168
                                      =========   ============   =============   ============    ============

Current Liabilities:
  Accounts payable ................   $  12,302   $        441   $       7,194   $         --    $     19,937
  Intercompany payables ...........          --             16          15,536        (15,552)             --
  Due to parent ...................      72,067             --              --             --          72,067
  Other accrued liabilities .......      39,708          1,310           3,748             --          44,766
                                      ---------   ------------   -------------   ------------    ------------
      Total current liabilities ...     124,077          1,767          26,478        (15,552)        136,770
Non-current liabilities and
stockholder's equity:
  Long-term debt ..................     126,224            185           3,337             --         129,746
  Other non-current liabilities ...      10,757             --              --             --          10,757
  Stockholder's equity ............      29,895            973           2,135         (3,108)         29,895
                                      ---------   ------------   -------------   ------------    ------------
      Total liabilities and
      stockholder's equity ........   $ 290,953   $      2,925   $      31,950   $    (18,660)   $    307,168
                                      =========   ============   =============   ============    ============

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2001

                                                            GUARANTOR      NON-GUARANTOR
                                                             COMBINED        COMBINED
                                                             DOMESTIC        FOREIGN
                                              WORLDWIDE    SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                              ---------    ------------    -------------    ------------    ------------
Revenues ..................................   $  76,335    $      2,993    $      13,025    $         --    $     92,353
Expenses:
  Salaries, wages and benefits ............      51,792           1,981            4,758              --          58,531
  Materials, supplies, and services .......      14,775              35              156              --          14,966
  Equipment and facility rental ...........       4,956             119            1,518              --           6,593
  Depreciation and amortization ...........       4,494              18              244              --           4,756
  Other miscellaneous expenses ............       2,114             540            4,979              --           7,633
                                              ---------    ------------    -------------    ------------    ------------
     Operating expenses ...................      78,131           2,693           11,655              --          92,479
                                              ---------    ------------    -------------    ------------    ------------
Operating income (loss) ...................      (1,796)            300            1,370              --            (126)

  Interest expense, net ...................       5,321              --                9              --           5,330
  Other income (expense), net .............         123              (1)            (178)             --             (56)
  Equity in earnings of subsidiaries ......       1,482              --               --          (1,482)             --
                                              ---------    ------------    -------------    ------------    ------------
Income (loss) before income taxes .........      (5,512)            299            1,183          (1,482)         (5,512)
(Provision) benefit for income taxes ......         530            (116)            (340)            456             530
                                              ---------    ------------    -------------    ------------    ------------
Net income (loss) .........................   $  (4,982)   $        183    $         843    $     (1,026)   $     (4,982)
                                              =========    ============    =============    ============    ============



                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2001

                                                         GUARANTOR      NON-GUARANTOR
                                                          COMBINED        COMBINED
                                                          DOMESTIC        FOREIGN
                                           WORLDWIDE    SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                           ---------    ------------    -------------    ------------   ------------
Cash provided by (used in)
operating activities ...................   $ (11,015)   $        821    $       2,182    $         --   $     (8,012)
Cash used in investing activities ......      (2,960)           (261)          (2,929)             --         (6,150)
Cash provided by (used in)
financing activities ...................      15,244            (335)             121              --         15,030
                                           ---------    ------------    -------------    ------------   ------------
Change in cash .........................   $   1,269    $        225    $        (626)   $         --   $        868
                                           =========    ============    =============    ============   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overall Summary

Revenues, operating income, and net loss for the three-month period ended March 31, 2002 were $86.1 million, $3.3 million, and $1.5 million, respectively. Revenue, operating loss, and net loss for the three-month period ended March 31, 2001 were $92.4 million, $0.1 million, and $5.0 million, respectively.

On September 11, 2001 four passenger airline aircraft were hijacked and destroyed in terrorist attacks on the World Trade Center and the Pentagon. During the weeks following the attacks, the airline industry experienced a sharp decline in passenger traffic and yields. In response, many airlines reduced their operating schedules by as much as 20%. The long-term impact is not yet known, however, air traffic has not yet returned to pre-September 11 levels.

Revenues

Total revenues decreased $6.3 million to $86.1 million for the quarter ended March 31, 2002, compared to the same period in 2001. Following the events of September 11, 2001, we experienced a significant decline in flight frequencies which continued to negatively impact the first quarter of 2002. We also experienced a decrease in demand for deicing and certain customers in-sourced their ground handling services, both of which resulted in lost revenues for the first quarter of 2002. In addition, revenues were impacted by several bankruptcies and lost contracts occurring throughout 2001.

Salaries, wages and benefits

Salaries, wages and benefits decreased $4.2 million to $54.3 million for the quarter ended March 31, 2002, compared to the same period in 2001. This decrease is primarily attributable reduced staffing levels caused by the same factors impacting our revenues, which include lower flight frequencies due to the events of September 11, bankruptcies and lost contracts.

Materials, supplies and services

Materials, supplies and services decreased $2.7 million to $12.3 million for the quarter ended March 31, 2002, compared to the same period in 2001. This decrease is primarily attributable to the same factors impacting our revenues, which include lower flight frequencies due to the events of September 11, bankruptcies and lost contracts. We also experienced a significant decrease in expenses related to deicing and other outside services.

Depreciation and amortization

Depreciation and amortization decreased $1.8 million to $2.9 million for the quarter ended March 31, 2002, compared to the same period in 2001. This decrease is primarily attributable to the impact of adopting SFAS No. 142, which eliminated the amortization of goodwill.

Operating loss

For the quarter ended March 31, 2002, we had operating income of $3.3 million, compared to an operating loss of $0.1 million in 2001. Operating income was positively impacted by the adoption of SFAS No. 142 and the reduction of other costs as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Until the acquisition on October 5, 2001, our primary sources of liquidity were cash flows from operations and borrowings under the former Senior Secured Credit Facility. At the change of control the Senior Secured Credit Facility was terminated and fully repaid for $46.5 million. From October 5, 2001, the primary source of liquidity was cash flows from borrowings under the intercompany demand loan.

The intercompany demand loan from Vinci Airports US Inc. was established to provide short-term liquidity. The interest rate on this loan is based on the one-month LIBOR rate plus 0.75% and is payable upon demand. At March 31, 2002 the outstanding balance was $76.6 million.

On May 3, 2002 the Company entered into a discretionary line of credit facility (the "Facility") with JPMorgan Chase Bank (the "Bank"), which expires on March 31, 2003. Subject to the discretion of the Bank, the maximum amount available under the Facility is the lesser of $15 million or seventy-five percent of the Company's eligible accounts receivable balance, as defined in the agreement. The Facility is secured by the Company's trade accounts receivable and is subject to certain financial and non-financial covenants. Interest will be based on an adjusted LIBOR rate or the Bank's Prime rate, at the option of the Company when the loan is originated.

In the three-month period ended March 31, 2002, $7.8 million of net cash was used in operations and $3.6 million was borrowed under the intercompany demand loan. In addition to funding operations, approximately $1.3 million was used to fund capital expenditures. At March 31, 2002 we had $1.2 million of cash and cash equivalents.

As of March 31, 2002 we had $130.6 million of long-term debt of which approximately $1.4 million is due within one year. Our long-term debt consists of Senior Notes with a face value of $124.5 million and a carrying value of $125.8 million and $4.8 million in capital lease obligations. The Senior Notes are due 2007 and interest is payable semi-annually on February 15 and August 15. Based on the Senior Notes outstanding at March 31, 2002 our annual interest payments are approximately $15.3 million.

In addition to our debt service obligation, our principal liquidity needs are for working capital and capital expenditures. In the first quarter of 2002 we spent $1.3 million on capital expenditures, primarily for ground handling equipment to support our business, compared to $6.0 million during the same period in 2001. In 2002 we expect a continued reduction in our capital expenditures mainly attributable to the declining economic conditions of the airline industry and the completion of several core computer projects in 2001.

Our working capital requirements, capital expenditures and scheduled debt service requirements for the next twelve months will be provided through a combination of anticipated cash flow generated from operations and borrowings.

Recent Accounting Pronouncements

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangibles Assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests at least annually. In the fourth quarter of 2001 we performed an assessment of the carrying value of our goodwill due to the significant slowdown of the airline industry after September 11. As a result of this assessment we recorded a goodwill impairment charge of $40.0 million to write down the value of our goodwill. There was no additional impairment of goodwill as of January 1, 2002. As required by SFAS No. 142, the Company will perform an impairment analysis of its goodwill and other intangible assets by December 31, 2002 or earlier if an indication of impairment exists. Application of the non-amortization provisions of SFAS No. 142 avoided goodwill amortization expense of approximately $2.1 million for the period ended March 31, 2002, based on the goodwill balance at December 31, 2001.

On January 1, 2002, we also adopted SFAS No. 141, Business Combinations, SFAS No. 143, Accounting for Asset Retirement Obligations and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We are studying the impact that these new standards will have on our consolidated financial statements and currently do not expect the adoption of these new standards to have a significant effect on our results of operations or financial position.

Significant Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We believe the following critical accounting policies require the most significant estimates and judgments.

As a result of the acquisition on October 5, 2001, we adjusted our assets and liabilities to their estimated fair values as required by the purchase method of accounting. These estimates were based on the nature of our assets and liabilities, as well as our understanding of current market conditions. Although the final fair value allocations are not yet complete and are subject to change, we recorded goodwill of $210.9 million, which represented the difference between the purchase price and the initial estimate of the fair value of net assets acquired on the date of the transaction. We will periodically review our goodwill for impairment in accordance with SFAS No. 142.

We periodically review the estimated useful lives of our depreciable assets based on factors including historical experience, the expected beneficial service period of the asset, the quality and durability of the asset and our maintenance policy.

The following is a listing of other items that are inherently uncertain and require subjective and complex judgments:

     o   Health and medical liability

     o   Workers compensation liability

     o   Allowance for doubtful accounts

     o   Provisions for legal and environmental reserves

Other

Jeff Kinsella, Executive Vice President, North American Operations left the Company in April 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three months ended March 31, 2002 does not differ materially from that discussed under Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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


                                            WORLDWIDE FLIGHT SERVICES, INC.
                                                     (Registrant)


May 13, 2002                           By: /s/ JEAN-FRANCOIS GOUEDARD
                                           -------------------------------------
                                       Jean-Francois Gouedard
                                       President and Chief Operating Officer
                                       (duly authorized signatory)

May 13, 2002                           By: /s/ JAY P. NORRIS
                                           -------------------------------------
                                       Jay P. Norris
                                       Assistant Controller
                                       (Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   WORLDWIDE FLIGHT SECURITY SERVICE CORPORATION
                                                   (Registrant)


May 13, 2002                           By: /s/ JEAN-FRANCOIS GOUEDARD
                                           -------------------------------------
                                       Jean-Francois Gouedard
                                       President and Chief Operating Officer
                                       (duly authorized signatory)

May 13, 2002                           By: /s/ JAY P. NORRIS
                                           -------------------------------------
                                       Jay P. Norris
                                       Assistant Controller
                                       (Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             OXFORD ELECTRONICS, INC.
                                                     (Registrant)


May 13, 2002                           By: /s/ JEAN-FRANCOIS GOUEDARD
                                           -------------------------------------
                                       Jean-Francois Gouedard
                                       President and Chief Operating Officer
                                       (duly authorized signatory)

May 13, 2002                           By: /s/ JAY P. NORRIS
                                           -------------------------------------
                                       Jay P. Norris
                                       Assistant Controller
                                       (Principal Accounting Officer)

                                 EXHIBITS INDEX

                                   ITEM 6(a)

    EXHIBIT
    NUMBER                                  DESCRIPTION
    ------                                  -----------
     10.1       Revolving Promissory Note for Discretionary Loans dated April
                11, 2002 between Worldwide Flight Services, Inc. and JPMorgan
                Chase Bank (Filed herewith)

     10.2       Security Agreement - Accounts and General Intangibles dated
                April 11, 2002 between Worldwide Flight Services, Inc. and
                JPMorgan Chase Bank (Filed herewith)

     10.3       Subordination Agreement dated May 3, 3003 between Vinci Airports
                US Inc., Worldwide Flight Services, Inc. and JPMorgan Chase Bank
                (Filed herewith)



----------

*This Exhibit constitutes a "management contract or compensatory plan, contract or arrangement."