Form 10-Q
period 2002-06-30
WORLDWIDE FLIGHT SERVICES INC; OXFORD ELECTRONICS INC; WORLDWIDE FLIGHT SECURITY SERVICE CORP
filed 2002-08-14
CIK 1095855, 1137445, 1096002

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X.   No.  .
                                       ---      ---

The number of shares of the registrant's common stock outstanding as of August 1, 2002 was 1,000 shares. There is no public trading market for the shares of the registrant's common stock.

                                 CO-REGISTRANTS



                                                  STATE OR OTHER             PRIMARY STANDARD
                                                  JURISDICTION OF               INDUSTRIAL
EXACT NAME OF CO-REGISTRANT AS                   INCORPORATION OR             CLASSIFICATION              I.R.S. EMPLOYER
SPECIFIED IN ITS CHARTER                           ORGANIZATION                 CODE NUMBER            IDENTIFICATION NUMBER
------------------------------                   ----------------            -----------------         ---------------------

Worldwide Flight Security Service                    Delaware                      4581                     75-2276559
Corporation

Oxford Electronics, Inc.                             Delaware                      4581                     11-2407710


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

                                      INDEX
                         WORLDWIDE FLIGHT SERVICES, INC.


PART I.  FINANCIAL INFORMATION


     Item 1       Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001

                  Consolidated Statements of Operations for the three months and six months ended June 30, 2002 and 2001

                  Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001

                  Notes to Consolidated Financial Statements

     Item 2       Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3       Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

     Item 1       Legal Proceedings

     Item 6       Exhibits and Reports on Form 8-K

SIGNATURES


                          PART I. FINANCIAL INFORMATION

                         WORLDWIDE FLIGHT SERVICES, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      JUNE 30,             DECEMBER 31,
                                                                                        2002                   2001
                                                                                --------------------    --------------------
                                    ASSETS
Current Assets:
     Cash and cash equivalents                                                          $  5,680               $  5,280
     Restricted cash equivalents                                                               -                    750
     Accounts receivable, less allowance for doubtful accounts                            56,432                 64,263
     Deferred income taxes                                                                 9,880                  9,880
     Prepaid and other current assets                                                     10,573                  7,149
                                                                                ---------------------   --------------------
         Total current assets                                                             82,565                 87,322

Equipment and property:
     Equipment and property, at cost                                                      53,217                 49,868
     Less accumulated depreciation                                                        (8,869)                (2,858)
                                                                                ---------------------   --------------------
                                                                                          44,348                 47,010
Intangible assets including goodwill, net                                                174,936                170,912
Other long-term assets                                                                     1,991                  1,924
                                                                                ---------------------   --------------------
         Total assets                                                                  $ 303,840              $ 307,168
                                                                                =====================   ====================

               LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
    Accounts payable                                                                    $ 13,981               $ 19,937
    Accrued salaries, wages and benefits                                                  14,972                 15,634
    Due to parent                                                                         77,131                 72,067
    Other accrued liabilities                                                             27,289                 27,782
    Current portion of long-term debt                                                      1,350                  1,350
                                                                                ---------------------   --------------------
          Total current liabilities                                                      134,723                136,770

Deferred income taxes                                                                     10,757                 10,757
Long-term debt, less current portion                                                     129,148                129,746
Stockholder's equity:
    Common stock                                                                               -                      -
    Additional paid-in capital                                                            76,361                 75,527
    Retained deficit                                                                     (48,695)               (45,625)
    Accumulated other comprehensive gain (loss)                                            1,546                     (7)
                                                                                ---------------------   --------------------
          Total stockholder's equity                                                      29,212                 29,895
                                                                                ---------------------   --------------------
          Total liabilities and stockholder's equity                                   $ 303,840              $ 307,168
                                                                                =====================   ====================

                             See accompanying notes.

                         WORLDWIDE FLIGHT SERVICES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)

                                               THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                                2002                2001                   2002               2001
                                          ------------------  ------------------     ------------------ ------------------
Revenues                                     $   86,992          $   84,153              $ 173,052          $ 176,507

Expenses:
    Salaries, wages and benefits                 54,737              55,316                109,081            113,847
    Materials, supplies and services             12,584              11,234                 24,860             26,200
    Equipment and facilities rental               6,069               5,444                 12,545             11,861
    Depreciation and amortization                 2,909               5,047                  5,857              9,803
    Other miscellaneous expenses                  7,843               6,490                 14,595             14,256
                                          ------------------  ------------------     ------------------ ------------------
Total operating expenses                         84,142              83,531                166,938            175,967

Operating income                                  2,850                 622                  6,114                540

    Interest expense, net                         4,601               5,505                  9,025             10,835
    Other (income) expense, net                    (72)                  62                    385                134
                                          ------------------  ------------------     ------------------ ------------------
Loss before income taxes                        (1,679)             (4,945)                (3,296)           (10,429)

    Benefit for income taxes                       127                  499                   226               1,029
                                          ------------------  ------------------     ------------------ ------------------

Net loss                                     $  (1,552)          $  (4,446)              $ (3,070)          $ (9,400)
                                          ==================  ==================     ================== ==================


                             See accompanying notes.

                         WORLDWIDE FLIGHT SERVICES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                        SIX MONTHS ENDED JUNE 30,
                                                                     2002                       2001
                                                              --------------------       --------------------
OPERATING ACTIVITIES:
Net loss                                                            $ (3,070)                  $  (9,400)

Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Depreciation and amortization                                      5,857                       9,803
    Deferred income taxes                                                  -                      (2,562)

Change in assets and liabilities:
    Accounts receivable                                                7,831                       5,464
    Prepaid and other assets                                          (3,491)                          -
    Other, net                                                         1,297                      (6,599)
    Accounts payable and accrued liabilities                         (11,684)                     (2,535)
                                                              --------------------       --------------------

NET CASH USED IN OPERATING ACTIVITIES                                 (3,260)                     (5,829)

INVESTING ACTIVITIES:
    Capital expenditures                                              (1,922)                     (9,685)
    Acquisitions, net of cash                                              -                      (2,700)
                                                              --------------------       --------------------

NET CASH USED BY INVESTING ACTIVITIES                                 (1,922)                    (12,385)

FINANCING ACTIVITIES:
    Proceeds from revolver, net                                            -                      18,668
    Proceeds from intercompany borrowings, net                         3,320                           -
    Equity contribution by parent                                        834                           -
    Other, net                                                           678                        (285)
                                                              --------------------       --------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                              4,832                      18,383
                                                              --------------------       --------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (350)                        169
Cash and cash equivalents at beginning of period                       6,030                       2,179
                                                              --------------------       --------------------

Cash and cash equivalents at end of period                          $  5,680                   $   2,348
                                                              ====================       ====================

Supplemental non-cash disclosure:
    Adjustments to purchase price allocation                           4,573                           -
    Adjustments to purchase price allocation                          (4,573)                          -

                             See accompanying notes.

                         WORLDWIDE FLIGHT SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002


1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of seasonal and other factors, operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Worldwide continues to gather information needed to reflect the acquired assets and liabilities at fair values as of the date of acquisition, therefore, the final allocation of the purchase price remains subject to change. Any changes in purchase price allocation identified from gathering this additional information may result in changes in goodwill and the related asset, liability and deferred tax amounts.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Comprehensive Income (Loss)

The following table presents the components of total comprehensive income
(loss), net of tax, for the three-month and six-month periods ended June 30, 2002 and June 30, 2001 (in thousands).

                                                    THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                                      2002                2001                   2002                2001
                                                ----------------    ----------------       ----------------    ---------------
 Net loss.....................................      $(1,552)           $ (4,446)               $ (3,070)          $ (9,400)
 Foreign currency translation gain (loss).....        1,687              (1,782)                  1,553             (1,466)
                                                ----------------    ----------------       ----------------    ---------------
     Total comprehensive income (loss)........        $ 135            $ (6,228)               $ (1,517)         $ (10,866)
                                                ================    ================       ================    ===============

Common Stock

As of June 30, 2002 and December 31, 2001, the Company had 1,000 shares of common stock, $.01 par value, authorized and outstanding.

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

In the fourth quarter of 2001 we performed an assessment of the carrying value of our goodwill due to the significant slowdown of the airline industry after September 11. As a result of this assessment we recorded a goodwill impairment charge of $40.0 million to write down the value of our goodwill. As required by SFAS No. 142, the Company performed an impairment analysis of its goodwill and other intangible assets and determined no further transition adjustment was necessary.

Supplemental comparative disclosure as if the change had been retroactively applied to the prior year period is as follows (in thousands):


                                                THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                                  2002                2001                  2002               2001
                                            -----------------    ----------------      ---------------    ---------------
Net loss:
Reported net loss.....................          $ (1,552)          $  (4,446)             $ (3,070)         $ (9,400)
Goodwill amortization.................                 -               1,618                     -             3,252
                                            -----------------    ----------------      ---------------    ---------------
Adjusted net loss.....................          $ (1,552)          $  (2,828)             $ (3,070)         $ (6,148)
                                            =================    ================      ===============    ===============

3. COMMITMENTS AND CONTINGENCIES

The National Transportation Safety Board (the "NTSB") is investigating the crash of an Emery Worldwide Airlines, Inc. cargo jet on February 16, 2000. The crash occurred shortly after takeoff from Mather Field in Sacramento, California, killing all three people aboard. Miami Aircraft Support, Inc., a subsidiary of Worldwide, loaded the cargo onto the plane. We are cooperating with the NTSB in the investigation, and to date the NTSB has not issued its report.

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

4. DEBT

As of June 30, 2002, the Company's long-term debt consisted primarily of $125.8 million of 12 1/4 % Senior Notes due August 2007 (the "Senior Notes") and $4.7 million of capital lease obligations. The Company's obligation under the Senior Notes is unconditionally guaranteed on a joint and several basis by its domestic subsidiaries (see Note 8).

On October 5, 2001 we established an intercompany demand loan from our parent Vinci Airports US Inc. to provide short-term liquidity. The interest rate on this loan is based on the one-month LIBOR rate plus 0.75% and is payable upon demand. At June 30, 2002, the outstanding balance was $77.1 million, which consists of $74.5 million of principal, $1.4 million of interest and $1.2 million of fees related to a consulting arrangement with Vinci Airports US Inc.

On May 3, 2002 the Company entered into a discretionary line of credit facility (the "Facility") with JPMorgan Chase Bank (the "Bank"), which expires on March 31, 2003. Subject to the discretion of the Bank, the maximum amount available under the Facility is the lesser of $15 million or seventy-five percent of the Company's eligible accounts receivable balance, as defined in the agreement. The Facility is secured by the Company's trade accounts receivable and is subject to certain financial and non-financial covenants. Interest is based on an adjusted LIBOR rate or the Bank's Prime rate, at the option of the Company when the loan is originated. At June 30, 2002, there was no outstanding balance due on this facility.

5. RESTRUCTURING CHARGES

The following table summarizes the activity related to the restructuring reserve (in thousands):

                                                                                                   RESERVE BALANCE
                                               RESERVE BALANCE                                         JUNE 30,
DESCRIPTION                                   DECEMBER 31, 2001     REVISIONS        PAYMENTS            2002
-----------                                   -----------------  ---------------  --------------   -----------------
Involuntary employee severance...........        $ 1,691             $ 397           $ (901)          $ 1,187
Non-employee contract terminations.......            628              (609)               -                19
Lease terminations.......................             54                 -              (54)                -
Other exit costs.........................            252                 -              (39)              213
Other business restructuring.............            459              (130)            (329)                -
                                              -----------------  ---------------  --------------   -----------------
    Total................................        $ 3,084            $ (342)        $ (1,323)          $ 1,419
                                              =================  ===============  ==============   =================

As indicated in Note 1, the final allocation of the purchase price remains subject to change, therefore, revisions to our restructuring reserve were made through goodwill.

6. RELATED PARTY TRANSACTIONS

On October 5, 2001 we established an intercompany demand loan from Vinci Airports US Inc. to provide short-term liquidity until we can acquire other funding. (See Note 4) The interest rate on this loan is based on the one-month LIBOR rate plus 0.75% and is payable upon demand. For the six-month period ended June 30, 2002, we borrowed an additional $3.3 million, net and accrued $1.0 million in interest expense. In addition, we accrued $0.7 million in fees for management services provided by Vinci Airports US Inc.

In conjunction with the purchase of Worldwide, Vinci Airports US Inc. also purchased Airline Container Acquisition Corp. ("ACAC") and its subsidiaries. Worldwide has no ownership in ACAC or any of its subsidiaries, therefore, ACAC's financial information is not included in the consolidated financial statements of Worldwide.

As of June 30, 2002 Vinci Airports US Inc. and ACAC had purchased $27.4 million and $10.0 million, respectively, of our Senior Notes on the open market. ACAC purchased the notes in the first quarter of 2001. Vinci Airports US Inc. purchased $5.0 million of Notes in October 2001 and another $22.4 million of Notes in December 2001. On February 15, 2002 Vinci Airports US Inc. and ACAC received an interest payment from us of $1.4 million and $0.6 million, respectively, on these notes.

7. FINANCIAL INSTRUMENTS

In connection with the former Senior Secured Credit Facility, Worldwide was required to purchase interest rate caps in order to manage risks related to changes in variable interest rates. The interest rate caps limited Worldwide's exposure to floating interest rates and caps it at 6.5%. These caps have a notional amount of $20.0 million and $50.0 million at June 30, 2002 and December 31, 2001, respectively. In March 2002, $30.0 million of these caps expired and the remaining $20.0 million expire in March 2003. The approximate fair value of these instruments at June 30, 2002 and December 31, 2001 was zero.

8. SUBSEQUENT EVENTS

In July and August of 2002, Vinci Airports US Inc. purchased an additional $12.0 million in aggregate of our Senior Notes on the open market. To help fund these purchases, Worldwide paid $3.9 million on the intercompany demand loan from Vinci Airports US Inc.

9. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS

The Senior Notes discussed in Note 4 are fully and unconditionally guaranteed on a joint and several basis by current domestic subsidiaries. Foreign subsidiaries do not guarantee the Senior Notes. The following tables present condensed consolidating financial information for the Company, its subsidiary guarantors and non-guarantor foreign subsidiaries (in thousands):


                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2002

                                                             GUARANTOR       NON-GUARANTOR
                                                              COMBINED         COMBINED
                                                              DOMESTIC          FOREIGN
                                            WORLDWIDE       SUBSIDIARIES     SUBSIDIARIES       ELIMINATIONS     CONSOLIDATED
                                           -------------    -------------   ----------------    --------------   --------------
     Current assets:
       Accounts receivable, net .........   $ 38,082          $ 2,398         $   15,952         $       -        $  56,432

       Other current assets .............     21,268              438              4,427                 -           26,133
                                           -------------    -------------   ----------------    --------------   --------------
           Total current assets .........     59,350            2,836             20,379                 -           82,565

     Non-current assets:

       Equipment and property, net ......     29,351              272             14,725                 -           44,348

       Intercompany receivable ..........     17,989                -                  -           (17,989)               -

       Investment in affiliates .........      4,202                -                  -            (4,202)               -
       Intangible assets including
       goodwill, net.....................    171,529                -              3,407                 -          174,936

       Other long-term assets ...........      1,622              123                246                 -            1,991
                                           -------------    -------------   ----------------    --------------   --------------
           Total assets .................   $284,043          $ 3,231         $   38,757         $ (22,191)       $ 303,840
                                           =============    =============   ================    ==============   ==============

     Current liabilities:
       Accounts payable .................   $  4,678          $   163         $    9,140         $       -        $  13,981

       Intercompany payables ............          -            1,072             16,917           (17,989)               -

       Due to Parent.....................     77,131                -                  -                 -           77,131

       Other accrued liabilities ........     36,630              910              6,071                 -           43,611
                                           -------------    -------------   ----------------    --------------   --------------
           Total current liabilities ....    118,439            2,145             32,128           (17,989)         134,723
     Non-current liabilities and
     stockholder's equity:
       Long-term debt ...................    125,645              148              3,355                 -          129,148
       Deferred Income Taxes.............     10,747               10                  -                 -           10,757
       Stockholder's equity .............     29,212              928              3,274            (4,202)          29,212
                                           -------------    -------------   ----------------    --------------   --------------
           Total liabilities and
           stockholder's equity .........   $284,043          $ 3,231         $   38,757         $ (22,191)       $ 303,840
                                           =============    =============   ================    ==============   ==============

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2002

                                                               GUARANTOR      NON-GUARANTOR
                                                               COMBINED         COMBINED
                                                               DOMESTIC         FOREIGN
                                                WORLDWIDE    SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                              ------------   ------------     --------------    ------------      ------------
Revenues                                        $ 139,876      $  5,967           $  27,209        $     -          $  173,052
Expenses:
  Salaries, wages and benefits .............       94,948         4,260               9,873              -             109,081
  Materials, supplies, and services ........       24,543            27                 290              -              24,860
  Equipment and facility rental ............        8,975           210               3,360              -              12,545
  Depreciation and Amortization ............        5,136            64                 657              -               5,857
  Other miscellaneous expenses .............        2,105         1,441              11,049              -              14,595
                                              ------------   ------------     --------------    ------------      -------------
      Operating expenses ...................      135,707         6,002              25,229              -             166,938

Operating income (loss) ....................        4,169           (35)              1,980              -               6,114

  Interest expense, net ....................        8,582             -                 443              -               9,025
  Other (income) expense, net ..............          415            10                 (40)             -                 385
  Equity in earnings of subsidiaries .......       (1,532)            -                   -          1,532                   -
                                              ------------   ------------     --------------    ------------      -------------
Income (loss) before income taxes                  (3,296)          (45)              1,577         (1,532)             (3,296)
Benefit (provision) for income taxes .......          641            19                (434)             -                 226
                                              ------------   ------------     --------------    ------------      -------------
Net income (loss) ..........................   $   (2,655)     $    (26)          $   1,143       $ (1,532)         $   (3,070)
                                              ============   ============     ==============    ============      =============



                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2002

                                                               GUARANTOR
                                                                COMBINED        NON-GUARANTOR
                                                                DOMESTIC      COMBINED FOREIGN
                                               WORLDWIDE      SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                           ---------------    ------------    ----------------   ------------    -------------
Cash provided by (used in) operating           $ (3,615)        $  (844)           $  1,199         $  -           $ (3,260)
activities ..............................

Cash used in investing activities .......           778             (45)             (2,655)           -             (1,922)
Cash provided by financing activities....         2,414           1,019               1,399            -              4,832
                                           ---------------    ------------    ----------------   ------------    -------------
Change in cash ..........................      $   (423)        $   130            $    (57)        $  -           $   (350)
                                           ===============    ============    ================   ============    =============

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001

                                                            GUARANTOR        NON-GUARANTOR
                                                             COMBINED          COMBINED
                                                             DOMESTIC           FOREIGN
                                             WORLDWIDE     SUBSIDIARIES       SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                             ----------    ------------     ----------------   ------------     ------------
Current assets:

  Accounts receivable, net............        $ 50,530        $  2,195          $  11,538      $       -         $  64,263
  Other current assets................          19,660             301              3,098              -            23,059
                                             ----------    ------------     ----------------   ------------     ------------
      Total current assets............          70,190           2,496             14,636              -            87,322
Non-current assets:
  Equipment and property, net.........          32,606             291             14,113              -            47,010
  Intercompany receivable.............          15,552               -                  -        (15,552)                -
  Investment in affiliates............           3,108               -                  -         (3,108)                -
  Intangible assets including
    goodwill, net.....................         167,830               -              3,082              -           170,912
Other long-term assets................           1,667             138                119              -             1,924
                                             ----------    ------------     ----------------   ------------     ------------
      Total assets....................        $290,953        $  2,925          $  31,950      $ (18,660)        $ 307,168
                                             ==========    ============     ================   ============     ============

Current Liabilities:

  Accounts payable....................        $ 12,302        $    441          $   7,194      $       -         $  19,937
  Intercompany payables...............               -              16             15,536        (15,552)                -
  Due to parent.......................          72,067               -                  -              -            72,067
  Other accrued liabilities...........          39,708           1,310              3,748              -            44,766
                                             ----------    ------------     ----------------   ------------     ------------
      Total current liabilities.......         124,077           1,767             26,478        (15,552)          136,770
Non-current liabilities and
  stockholder's equity:
  Long-term debt......................         126,224             185              3,337              -           129,746
  Deferred Income Taxes...............          10,757               -                  -              -            10,757
  Stockholder's equity................          29,895             973              2,135         (3,108)           29,895
                                             ----------    ------------     ----------------   ------------     ------------
      Total liabilities and
      stockholder's equity............        $290,953        $  2,925          $  31,950      $ (18,660)        $ 307,168
                                             ==========    ============     ================   ============     ============

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2001

                                                             GUARANTOR       NON-GUARANTOR
                                                             COMBINED          COMBINED
                                                             DOMESTIC           FOREIGN
                                             WORLDWIDE     SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                             ---------     ------------    ----------------   ------------    ------------
Revenues................................     $ 145,388        $   6,076         $   25,043      $      -        $ 176,507
Expenses:
  Salaries, wages and benefits..........       100,610            3,907              9,330             -          113,847
  Materials, supplies, and services.....        25,802               70                328             -           26,200
  Equipment and facility rental.........         8,632              237              2,992             -           11,861
  Depreciation and amortization.........         9,212               38                553             -            9,803
  Other miscellaneous expenses..........         3,216            1,829              9,211             -           14,256
                                             ---------     ------------    ----------------   ------------    ------------
     Operating expenses.................       147,472            6,081             22,414             -          175,967
                                             ---------     ------------    ----------------   ------------    ------------
Operating income (loss).................        (2,084)              (5)             2,629             -              540

  Interest expense, net.................        10,799                -                 36             -           10,835
  Other income (expense), net...........           136               (1)              (269)            -             (134)
  Equity in earnings of subsidiaries....        (2,318)               -                  -        (2,318)               -
                                             ---------     ------------    ----------------   ------------    ------------
Income (loss) before income taxes.......       (10,429)              (6)             2,234        (2,318)         (10,429)
Benefit (provision) for income taxes....         1,029                2             (1,158)        1,156            1,029
                                             ---------     ------------    ----------------   ------------    ------------
Net income (loss).......................     $  (9,400)       $      (4)        $    1,166      $ (1,162)       $  (9,400)
                                             =========     ============    ================   ============    ============


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2001

                                                             GUARANTOR       NON-GUARANTOR
                                                             COMBINED          COMBINED
                                                             DOMESTIC           FOREIGN
                                             WORLDWIDE     SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                             ---------     ------------    ----------------   ------------    ------------
Cash provided by (used in)
operating activities..................       $ (8,292)      $   1,489          $    974         $    -         $  (5,829)
Cash used in investing activities.....         (4,843)         (1,171)           (6,371)             -           (12,385)
Cash provided by (used in)
financing activities..................         14,109            (156)            4,430              -            18,383
                                             ---------     ------------    ----------------   ------------    ------------
Change in cash........................       $    974       $     162          $   (967)        $    -         $     169
                                             =========     ============    ================   ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overall Summary

Revenues, operating income, and net loss for the three-month period ended June 30, 2002 were $87.0 million, $2.9 million, and $1.6 million, respectively. Revenue, operating loss, and net loss for the three-month period ended June 30, 2001 were $84.2 million, $0.6 million, and $4.5 million, respectively.

Revenues, operating income, and net loss for the six-month period ended June 30, 2002 were $173.1 million, $6.1 million, and $3.1 million, respectively. Revenue, operating loss, and net loss for the six-month period ended June 30, 2001 were $176.5 million, $0.5 million, and $9.4 million, respectively.

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

Revenues

Total revenues increased $2.8 million to $87.0 million for the quarter ended June 30, 2002 and decreased $3.4 million to $173.1 million in the six-month period ended June 30, 2002 compared to the same periods in 2001. The $2.8 million increase is mainly attributable to short-term service contracts in North America and an increase in revenue at various international locations. These increases were partially offset by decreases in North American revenues. The lingering effects of September 11, 2001 and a decrease in demand for deicing were the primary causes of the $3.4 million decrease for the six-month period. In the months following September 11, 2001, we experienced a significant decline in flight frequencies that continued to negatively impact revenues in 2002. In addition, certain customers in-sourced their ground handling services resulting in lost revenues.

Salaries, wages and benefits

Salaries, wages and benefits decreased $0.6 million to $54.7 million for the quarter ended June 30, 2002 and $4.8 million to $109.1 million in the six-month period ended June 30, 2002 compared to the same periods in 2001. The decrease is primarily attributable to the same factors impacting our revenues, which include a decrease in demand for deicing, lower flight frequencies due to the events of September 11, and lost contracts, partially offset by increases relating to new passenger service contracts.

Materials, supplies and services

Materials, supplies and services increased $1.4 million to $12.6 million for the quarter ended June 30, 2002 and decreased $1.3 million to $24.9 million in the six-month period ended June 30, 2002 compared to the same periods in 2001. The $1.4 million increase mainly relates to new passenger service contracts in the second quarter of 2002. The $1.3 million decrease is primarily attributable to the same factors impacting our revenues, which include a decrease in demand for deicing, lower flight frequencies due to the events of September 11, bankruptcies and lost contracts, partially offset by increases relating to new passenger service contracts.

Depreciation and amortization

Depreciation and amortization decreased $2.1 million to $2.9 million for the quarter ended June 30, 2002 and $3.9 million to $5.9 million in the six-month period compared to the same periods in 2001. The decrease is primarily attributable to the impact of adopting SFAS No. 142, which eliminated the amortization of goodwill.

Operating income

For the quarter ended June 30, 2002, we had operating income of $2.9 million, compared to operating income of $0.6 million in 2001. For the six-month period ended June 30, 2002, we had operating income of $6.1 million, compared to operating income of $0.5 million in 2001. Operating income was positively impacted by the adoption of SFAS No. 142 and the reduction of other costs as discussed above.

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

The intercompany demand loan from Vinci Airports US Inc. was established to provide short-term liquidity. The interest rate on this loan is based on the one-month LIBOR rate plus 0.75% and is payable upon demand. At June 30, 2002, the outstanding balance was $77.1 million.

On May 3, 2002 the Company entered into a discretionary line of credit facility (the "Facility") with JPMorgan Chase Bank (the "Bank"), which expires on March 31, 2003. Subject to the discretion of the Bank, the maximum amount available under the Facility is the lesser of $15 million or seventy-five percent of the Company's eligible accounts receivable balance, as defined in the agreement. The Facility is secured by the Company's trade accounts receivable and is subject to certain financial and non-financial covenants. Interest is based on an adjusted LIBOR rate or the Bank's Prime rate, at the option of the Company when the loan is originated. At June 30, 2002, there was no outstanding balance due on this facility.

In the six-month period ended June 30, 2002, $3.3 million of net cash was used in operations and $3.3 million, net was borrowed under the intercompany demand loan. In addition to funding operations, approximately $1.9 million was used to fund capital expenditures. At June 30, 2002, we had $5.7 million of cash and cash equivalents.

As of June 30, 2002, we had $130.5 million of long-term debt of which approximately $1.4 million is due within one year. Our long-term debt consists of Senior Notes with a face value of $124.5 million and a carrying value of $125.8 million and $4.7 million in capital lease obligations. The Senior Notes are due in 2007 and interest is payable semi-annually on February 15 and August
15. Based on the Senior Notes outstanding at June 30, 2002 our annual interest payments are approximately $15.3 million.

In addition to our debt service obligation, our principal liquidity needs are for working capital and capital expenditures. In the six-month period ended June 30, 2002, we spent $1.9 million on capital expenditures, primarily for ground handling equipment to support our business, compared to $9.6 million during the same period in 2001. In 2002 we expect a continued reduction in our capital expenditures mainly attributable to the declining economic conditions of the airline industry and the completion of several core computer projects in 2001.

Our working capital requirements, capital expenditures and scheduled debt service requirements for the next twelve months will be provided through a combination of anticipated cash flow generated from operations and borrowings.

Recent Accounting Pronouncements

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangibles Assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests at least annually. In the fourth quarter of 2001 we performed an assessment of the carrying value of our goodwill due to the significant slowdown of the airline industry after September 11. As a result of this assessment we recorded a goodwill impairment charge of $40.0 million to write down the value of our goodwill. As required by SFAS No. 142, the Company performed an impairment analysis of its goodwill and other intangible assets and determined no further transition adjustment was necessary. Application of the non-amortization provisions of SFAS No. 142 avoided goodwill amortization expense of approximately $4.3 million for the six-month period ended June 30, 2002, based on the goodwill balance at December 31, 2001. On January 1, 2002, we also adopted SFAS No. 141, Business Combinations and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which did not have any impact on our financial statements.

We plan to adopt SFAS No. 143, Accounting for Asset Retirement Obligations, SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, SFAS No. 146, Accounting For Cost Associated With Exit or Disposal Activities as required on January 1, 2003. We are studying the impact that these new standards will have on our consolidated financial statements and currently do not expect the adoption of these new standards to have a significant effect on our results of operations or financial position.

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

As a result of the acquisition on October 5, 2001, we adjusted our assets and liabilities to their estimated fair values as required by the purchase method of accounting. These estimates were based on the nature of our assets and liabilities, as well as our understanding of current market conditions. Although the final fair value allocations are not yet complete and are subject to change, we recorded goodwill of $210.9 million, which represented the difference between the purchase price and the initial estimate of the fair value of net assets acquired on the date of the transaction. We will periodically review our goodwill for impairment in accordance with SFAS No. 142. (See Note 2)

We periodically review the estimated useful lives of our depreciable assets based on factors including historical experience, the expected beneficial service period of the asset, the quality and durability of the asset and our maintenance policy.

The following is a listing of other items that are inherently uncertain and require subjective and complex judgments:

     o   Health and medical liability
     o   Workers compensation liability
     o   Allowance for doubtful accounts
     o   Provisions for legal and environmental reserves

Other

Jeff Kinsella, Executive Vice President, North American Operations, left the Company in April 2002.

On August 11, 2002, US Airways Group Inc. filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Eastern District of Virginia. We are still assessing the impact of this filing on our accounts receivable.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three months ended June 30, 2002 does not differ materially from that discussed under Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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


                         WORLDWIDE FLIGHT SERVICES, INC.
                                  (Registrant)


August 14, 2002                          By: /s/ JEAN-FRANCOIS GOUEDARD
                                         --------------------------------------
                                         Jean-Francois Gouedard
                                         President and Chief Executive Officer
                                         (duly authorized signatory)

August 14, 2002                          By: /s/ JAY P. NORRIS
                                         -------------------------------------
                                         Jay P. Norris
                                         Controller
                                         (Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                  WORLDWIDE FLIGHT SECURITY SERVICE CORPORATION
                                  (Registrant)


August 14, 2002                           By: /s/ JEAN-FRANCOIS GOUEDARD
                                          -------------------------------------
                                          Jean-Francois Gouedard
                                          President and Chief Executive Officer
                                          (duly authorized signatory)

August 14, 2002                           By: /s/ JAY P. NORRIS
                                          -------------------------------------
                                          Jay P. Norris
                                          Controller
                                          (Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            OXFORD ELECTRONICS, INC.
                                  (Registrant)


August 14, 2002                           By: /s/ JEAN-FRANCOIS GOUEDARD
                                          -------------------------------------
                                          Jean-Francois Gouedard
                                          President and Chief Executive Officer
                                          (duly authorized signatory)

August 14, 2002                           By: /s/ JAY P. NORRIS
                                          -------------------------------------
                                          Jay P. Norris
                                          Controller
                                          (Principal Accounting Officer)

EXHIBITS INDEX

                                   ITEM 6(a)

 EXHIBIT
 NUMBER         DESCRIPTION
 -------        -----------
  99.1          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002